Form 10-K
period 2024-12-31
Gentherm Inc
filed 2025-02-19
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-21810

GENTHERM INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	95-4318554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28875 Cabot Drive, Novi, MI	48377
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 504-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	THRM	Nasdaq

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such Common Stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024, was $1,519,329,529. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors.

As of February 13, 2025, there were 30,788,989 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

GENTHERM INCORPORATED

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions; the components of and our execution of our strategic plan, product and technology development and manufacturing footprint optimization restructuring plans; our operating performance; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation and other regulatory matters; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Annual Report are made as of the date hereof or as of the date specified and are based on management’s reasonable expectations and beliefs. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, third-party information and projections from sources that management believes to be reputable, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are incorporated herein by reference, or as described in subsequent reports we file with the United States Securities and Exchange Commission (the "SEC"), and which could cause actual results and performance to differ materially from that described in or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.

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

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats®, heated interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valve systems and other valve systems for brake and engine systems, and other electronic devices. Our automotive products can be found on light vehicles manufactured by nearly all the major original equipment manufacturers ("OEMs") operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing and launching a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

We are incorporated under the laws of the State of Michigan. Our website is www.gentherm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website, www.gentherm.com, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. These reports are also available on the SEC’s website, www.sec.gov.

Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

Automotive

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate and comfort systems, cable technology, battery performance solutions, valve systems, and electronic and software solutions.

Climate and comfort systems include seat heaters, blowers and thermoelectric devices for variable temperature control in seats and steering wheel heaters designed to provide individualized thermal comfort to automobile passengers, pneumatic lumbar and massage comfort solutions, and integrated electronic components, such as electronic control units that utilize our proprietary electronics technology and software. Pneumatic lumbar and massage comfort solutions include lumbar support, side bolster adjustment, multi-contour seats and massage systems that can be regulated according to the vehicle occupant. Other climate and comfort systems include neck and shoulder conditioners and climate control systems for door panels and armrests.

Automotive cable technology includes ready-made individual cables and ready-to-install cable networks used to connect components to power sources.

Battery performance solutions consist of cell connecting devices and battery cable technologies used for various types of batteries and thermal management products for heating or cooling 12 volts, 48 volts and high voltage batteries and battery modules.

Valve systems consist of applications that offer solutions in fuel management, ranging from the design of tank ventilation and filling functions to the closed-coupled fuel regulation. The modular systems allow for customizable adaptations. Valve systems also include other valves for brake and engine systems.

Electronic and software systems include electronic control units for climate and comfort systems, electronic control units for memory seat modules and other devices.

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

Business Strategy

Globally, we develop, manufacture, and deliver differentiated solutions that make meaningful differences in everyday life by improving health, wellness, comfort and energy efficiency.

Our business strategy consists of four major pillars:

Leverage World Class Talent and Culture

We have built a talented global team by ingraining throughout the organization four Winning Culture Behaviors: Customer Focus, Global Mindset, Employee Engagement & Inclusion, and Performance & Accountability. Combined with a culture that values engagement, inclusion and belonging as a cornerstone of the company, we have laid a strong foundation for future growth across the company.

Extend Technology Leadership

We have continued to expand our technology leadership with focused investments in key core technologies and competencies, including advanced sensing, human-centric science-based design, system engineering, and software and electronics.

Focused Growth

The focused growth strategy includes four key goals:

▪
Accelerate thermal comfort growth by leveraging human thermophysiology and smart ClimateSense® control algorithms to increase personalized passenger comfort and improve energy efficiency;
▪
Grow pneumatic comfort business by leveraging the thermal products market share and customer relationships, as well as introducing products and technologies featuring the benefits of combined thermal and pneumatic lumbar and massage comfort solutions;
▪
Bring to market and expand our industry leading and proprietary next generation solutions through innovation; and
▪
Expand patient temperature management solutions that leverage our expertise in thermophysiology and drive synergies from our climate and comfort businesses, as well as introducing new products and technologies.

These areas of the focused growth strategy are underpinned and enabled by our electronic and software systems.

Deliver Financial Excellence

We have built a culture of performance that includes a focus on high-return growth opportunities. Further, we have undertaken in recent years, restructuring actions to reduce global overhead costs and optimize our manufacturing footprint. We are continuing to strengthen our operational discipline and striving to expand margins and return on invested capital through manufacturing productivity, sourcing excellence and cash flow generation.

Automotive Market Trends

The Gentherm automotive product portfolio aligns well with near-term and long-term consumer and technological trends:

▪
Increased demand for comfort products – We believe increased consumer demand for personalized comfort in a vehicle is driving increased adoption of our thermal and pneumatic lumbar and massage comfort solutions. We are continuously striving to bring to market products and technologies that improve the well-being of vehicle occupants. Through our climate and comfort solutions, our focus is to make vehicle comfort an integral part of vehicle occupants' experience. Further, OEM customers are seeking the combined thermal and pneumatic lumbar product. Given this trend we expect to see a much higher rate of adoption of our products into vehicles, and we are poised to take advantage of that through the leveraging of Gentherm’s strong customer relationships to further implement our industry leading pneumatic technologies.
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
▪
Increased efficiency and electric range – Our technology is best-in-class and provides a unique, innovative, and energy efficient automotive seating experience, which we believe will be key to vehicles of the future. Our climate and comfort solutions help reduce weight and overall energy consumption of a vehicle, resulting in improved fuel consumption for vehicles with an internal combustion engine, and increased range for electric vehicles. Our battery performance solutions products help improve the life and efficiency of batteries, contributing to increased adoption of powertrain electrification.
▪
Emergence of shared mobility – As the world transitions from vehicle ownership to mobility as a service model, our focus on individual personalized comfort becomes even more important. Our focus is to create microclimate solutions, in which each vehicle occupant can create a personalized thermal experience tailored to individual needs.

Research, Development and Partnerships

Our research, development and partnerships activities are an essential part of our efforts to develop new or improved innovative products. Our research scientists are engaged in product development of today and tomorrow across both our Automotive and Medical businesses by bringing evidence-based, data-driven solutions to ensure that our products make meaningful differences in everyday life. We integrate software and intelligent algorithms to offer unparalleled personalization that enhance health, wellness, and comfort.

To offer our customers cutting-edge products and technologies, our strategy includes partnering with key technology leaders in our industry. These activities are critical to optimize energy utilization and production efficiencies, improve effectiveness in our products and minimize the cost to integrate our products with those of our customers.

Research and development is conducted globally at several sites to support our geographically diverse customers. We believe the localized development model improves our ability to effectively serve our customers and increases our innovative capacity.

Core Technologies

Resistive Heaters

Resistive heater technologies are comprised of wire, carbon fiber or positive thermal coefficient (“PTC”) heating elements that quickly and effectively deliver heat to people and objects. Wire heating elements are designed from stainless steel, copper, or our proprietary carbon fiber woven lattice technology called Carbotex® based on the specifications for a particular product application. Resistive heaters have multiple automotive applications, including seat heating, steering wheel heating, interior panel heating and battery heating.

Thermoelectric Technologies

We utilize our internally developed, advanced thermoelectric device technology (“TED”) in various applications, such as efficiently heating and cooling vehicle occupants and precisely controlling the temperature of 48V batteries. A TED is a solid-state circuit that has the capability to produce both hot and cold temperature conditions by use of the Peltier effect. The advantages of advanced TED over conventional compressed gas systems include a reduced environmental impact and less complexity as they have no moving parts and are compact and light weight. Our work on this technology has yielded improvements in areas of functionality, efficiency, durability and performance.

Air Moving Devices

Our highly durable and quiet air moving devices, some of which include our proprietary blower and fan designs, are essential to all of our products that require air movement. We have a broad portfolio of these products that are tailored to various automotive applications, including seat ventilation and electric vehicle battery cooling.

Pneumatic

Pneumatic lumbar and massage comfort solutions operate by inflation and deflation of air bladders to achieve desired comfort effect. Our products' differentiation is that our underlying valve technology for regulating air flow is based on shape memory alloy valves ("SMA"). Gentherm has developed actuators and valves with SMA technology that replace heavy, noisy and less accurate solenoid valves. Our innovative control elements produce precise mechanical forces and movements using the finest wires made of memory metals and without the labor-intensive use of additional sensors.

Electronics

The electronics in our climate and comfort solutions are primarily designed and manufactured by us. We also supply value-added electronic products to third parties for adjacent areas within the automotive interior. In addition, Gentherm manufactures and supplies electronic control units for memory seat modules that include electric motor position sensing technology. This technology further applies to other automotive products requiring fine motor controls.

Valve Technology

Designed and developed with our extensive expertise in advanced injection molding, our passive and active valves are mechanical, spring-loaded or use solenoids for actuation and pneumatic, as well as the innovative Shape Memory Alloy ("SMA") technology to actuate to control a variety of critical applications, including fuel management, motor engine flap control and brake vacuum support.

Solutions

ComfortScale™

ComfortScale is our next generation proprietary combined thermal, lumbar and massage system. The flexible design provides the ability to be foam and seat agnostic and can run across all OEMs and Seat Tier 1’s. The scalable and modular system can be designed from lumbar only to fully contented pneumatic and thermal solutions. ComfortScale is expected to drive significant performance improvement and meaningful reduction in complexity, labor costs and logistic costs. Gentherm secured its first ComfortScale award on General Motor's future full size truck platform that includes the Chevrolet Silverado and the GMC Sierra.

ClimateSense®

ClimateSense is an integrated comfort system designed to create a personalized microclimate for passengers using localized convective, conductive and radiative heating and cooling products. Using automatic regulation technology in combination with our unique occupant-centric control algorithm, ClimateSense offers the ability to personalize and improve overall occupant thermal comfort, improve time to comfort with (all-electric) pre-conditioning, provide comfort with less energy consumption thereby lowering greenhouse gas emissions by conventional internal combustion and hybrid powertrains, and extend range for electrified powertrains through a reduction in central heating, ventilation and air conditioning system usage. Our first production vehicle awards for our ClimateSense technology has launched on the Cadillac Escalade IQ and the Cadillac CELESTIQ.

WellSense™

In January 2024, Gentherm introduced WellSense, a software defined consumer experience that delivers customized in-cabin comfort sensations that promote wellness and well-being. The technology we are developing leverages science-based physiology research as the foundation for proprietary software that orchestrates heating, cooling, lumbar and massage comfort effectors. WellSense delivers enhanced wellness and well-being sensations in product offerings suitable for software defined vehicles and over-the-air feature upgrades for all vehicle configurations. The WellSense software development kit can be combined with additional vehicle features like in-cabin audio, visual and aromatic stimulation to deliver unique sensations that go beyond traditional comfort regulation to help promote individual wellness and well-being.

Products

Climate & Comfort Solutions – Climate Controlled Seats (CCS®)

CCS

Gentherm offers a range of CCS products utilizing proprietary technologies for regulating temperature and enhancing the comfort of vehicle passengers. Our CCS Vent products move air through the seat to provide conditioning. Our CCS Active products utilize TEDs to heat and cool air used to condition the seat. The conditioning air circulates by one of our specially designed air moving devices through an air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated, ventilated or cooled. Each seat has individual electronic controls to adjust the level of heating, ventilating or cooling. Our CCS products improve comfort compared with conventional vehicle cabin air conditioners by focusing heating and cooling directly on the passenger through the seat.

By offering different models of the CCS product, our customers have the opportunity to purchase a wider range of climate control products at different price points. Sales of CCS products, primarily CCS Vent products, contributed 32%, 33% and 35% to our total product revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

CCS Heat

Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability. Our design and manufacturing capabilities allow customers to choose among a variety of resistive heater materials based on their individual vehicle specifications. Sales of CCS Heat products contributed 20%, 21% and 24% to our total product revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

CCS Neck Conditioner

Intelligent neck conditioning systems ventilate warm or cabin temperature air directly onto the passenger’s neck and shoulder area. The system combines electronics, air moving device technologies and a PTC heating element into a compact, integrated headrest design that can be adjusted to suit the body size of the passenger.

Climate & Comfort Solutions – Climate Controlled Interior (CCI™)

CCI Steering Wheel Heat

Heated steering wheels deliver heating comfort to automobile drivers through resistive elements. This product can be applied to both leather and wood steering wheels and is a solution for drivers in cold and mild weather climates.

CCI Automotive Heated Interior

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

Climate & Comfort Solutions – Pneumatic Controlled Seats (PCS™)

Gentherm's seat ergonomics system consists primarily of pneumatic lifting elements (air bladders) which are mounted under the surface of seat cushion and back. Through the cyclical inflation and deflation of the lifting elements, the contour of the seat cushion is selectively modified. The lifting elements are controlled by valves, utilizing software that can be enabled in modes by the vehicle occupant in accordance with their preferences and specific body types to provide lumbar and massage comfort solutions.

Gentherm’s breakthrough and award-winning technology, Puls.A™, uses precision micro air pressure bursts to deliver a soothing, pulsating massage that lets drivers and passengers enjoy deep, personal relaxation on every trip. This is entering OEM production and further accelerates the evolution of the vehicle comfort experience.

Climate & Comfort Solutions – Electronics Solutions

Memory Seat Modules

Gentherm has developed a unique way to control certain electrical motors in a vehicle. Our Intelligent Positioning System (IPS®) product suite utilizes proprietary software to determine the position of a power seat and control the memory seat module.

PilotSense Hands-On Detection

All vehicles manufactured with autonomous driving level 2 or higher capabilities are required to ensure that the driver stays in control of the vehicle during operation. To accomplish this task, Gentherm developed PilotSense – a sensor integrated into the steering wheel that monitors whether the driver’s hands are maintaining contact with the steering wheel. This product is available for both heated and non-heated steering wheels.

Battery Performance Solutions

Cell Connecting Technology

Cell connecting technology provides secure connections between advanced automotive batteries to transmit a continuous flow of information about battery temperature and cell voltage during the charging and discharging process to monitor battery system performance. Gentherm has developed a range of cell connecting system products, including flexible foil cell connecting boards that offer improved packaging, weight and functionality. We offer these products in a variety of materials to cover customers’ requirements.

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

Automotive Cable Technology

Gentherm manufactures cable systems used to connect automotive components to power sources. The cable systems are an important element in the production of many of our products and form a significant component in how we generate value to our customers by being an efficient, low-cost and high-quality manufacturer. We offer cable systems as integrated parts of our products and also as stand-alone components for other automotive applications, such as oxygen sensors. Our cable systems business includes both ready-made individual cables and ready-to-install cable networks.

Valve Systems

Gentherm has deep expertise in valve management, providing intelligent solutions for applications in engine systems, brake systems and fuel management such as actuators, thermal management valves, crank case ventilation valves, non-return valves, mechanical switching valves, servo assistance valves, fuel limit vent valves, roll over valves and drain valves. We have many years of experience in precision injection molding and valve technology, which include innovative technologies such as the SMA actuating elements. Due to our modular systems, we implement customized adaptations at attractive costs and are prepared to address future global regulatory emissions requirements.

Patient Temperature Management Systems

Gentherm provides healthcare professionals with superior temperature management solutions and clinical expertise that improve patient outcomes, increase the standard of care and enhance patient satisfaction. We provide a full portfolio of patient temperature management systems that utilizes air, water and resistive technologies across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities. Our core brands include Blanketrol®/Kool-Kit®/Maxi-Therm® Lite hyper-hypothermia system, WarmAir®/FilteredFlo® convective warming system, Astopad® resistive patient warming system (leveraging technology used in our automotive products), Electri-Cool®/Micro-Temp® localized cooling/warming systems, Astotherm®/Astoflo® IV fluid and blood warming systems, and Hemotherm® cardiovascular cooling/warming system that delivers precise blood temperature control during cardiopulmonary by-pass and other related cardiovascular procedures.

Automotive Customers

Our Automotive segment customers primarily include light vehicle OEMs and Tier 1s. We also directly supply CCS products to aftermarket distributors and installers.

The Company’s automotive marketing is directed primarily at the OEMs and their Tier 1s and focuses on the enhanced value consumers attribute to vehicles with thermal and pneumatic lumbar and massage comfort solutions. In many cases, the OEMs direct us to work with their suppliers, primarily their Tier 1s, to integrate our products into the vehicle’s seat or interior design. As an independent supplier we can work with any OEM and any seat manufacturer to create scores of innovative and unique configurations for all of their applications.

Once the integration work is complete, prototypes are sent to the OEMs for evaluation and testing. If an OEM awards us the business, a program can then be launched for a particular model on a production basis, but it normally takes one to three years from the time an OEM decides to include any of our products in a vehicle model to actual production for that vehicle. During this process, we derive funding from prototype sales but obtain no significant revenue until mass production begins. Upon commencement of mass production, our products are sold by Tier 1s to the OEMs. Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders and resulting revenues from customers.

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

For 2024, our revenues from sales to our two largest customers, Lear Corporation (“Lear”) and Adient plc (“Adient”) were $231 million and $157 million, respectively, representing 16% and 11% of our product revenues, respectively. Revenues from Lear and Adient represent sales of our climate and comfort solutions. Lear is a direct competitor to Gentherm as part of a vertical integration strategy. The loss of or significant reduction of business from Lear or Adient, would likely have a material adverse impact on our business, results of operations and cash flows.

As noted above, in many cases automotive OEMs direct their suppliers such as Lear and Adient to work with us. Combined, approximately 66% of product revenues to these customers was sourced directly by the OEMs. It is, therefore, relevant to understand how our revenues are divided among the OEMs, as shown below.

Our total product revenues for each of the past three years were divided among the OEMs as follows:

	2024	2023	2022
General Motors	13%	13%	15%
Volkswagen	12%	9%	9%
Hyundai	9%	10%	11%
Ford Motor Company	9%	7%	8%
BMW	8%	8%	7%
Mercedes-Benz	7%	8%	7%
Global EV manufacturer	5%	4%	2%
Honda	4%	4%	4%
Stellantis	4%	6%	8%
Jaguar/Land Rover	4%	3%	3%
Other (including Medical)	25%	28%	26%
Total	100%	100%	100%

Production and Suppliers

Our global manufacturing and distribution facilities are located close to our key customers and strategically in low cost regions. In Automotive, we operate five manufacturing sites in Europe located within North Macedonia, Ukraine, Germany and Czech Republic and one distribution center located in Hungary. In North America, we operate three manufacturing sites in Mexico. In Asia, we operate three manufacturing sites in China and one in Vietnam, and one distribution center in South Korea. Further, we are in the process of continuing to optimize our footprint with investments in two new manufacturing plants, one in Morocco and one in China.

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

As of December 31, 2024, Gentherm held 426 issued patents, of which 214 were U.S. patents and 212 were non-U.S. patents. These patents are directed to our climate control products and thermoelectric technologies, battery cell connecting and cable technologies, massage and lumbar technologies, air moving devices, heating technologies, occupant sensing technologies, fluid valve technologies, electronic technologies and medical technologies. The Company continuously evaluates its patents and makes strategic decisions to reduce low-value patents and patents unrelated to current or planned business strategies, while still increasing patent use in-line with our current and planned business strategies.

Competition

Gentherm faces competition from other automotive suppliers and, with respect to certain products, from the OEMs and Tier 1s who manufacture or have the capability to manufacture certain products that Gentherm manufactures and supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply, design, engineering capability and competitive pricing. The overall number of our automotive competitors has increased in recent years, primarily in China, and the automotive technology and components industry remains extremely competitive. The competitive landscape for patient temperature management systems includes patient temperature management medical device manufacturers.

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

Human Capital Management

Employees

At Gentherm, our mission is to “create and deliver extraordinary solutions that make meaningful differences in everyday life, by improving health, wellness, comfort and energy efficiency.” Our people are the foundation for making our mission come to life every day. Our human capital strategy is focused on creating the right working environment and developing the right skill sets to advance our performance culture and unlock our innovation and growth strategy. We also strive to promote a safe work environment and a culture that values engagement, inclusion and belonging.

Board Oversight

Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, talent and succession planning, pay equity, health and safety, training and development, total rewards and engagement and belonging.

People Demographics

Our global workforce creates a competitive advantage and operates in more than 30 locations across 13 countries. As of December 31, 2024, and 2023, Gentherm’s employment levels worldwide were as follows:

	2024	2023
Mexico	5,478	5,013
North Macedonia	2,416	2,677
China	1,734	1,916
Ukraine	1,520	1,684
Vietnam	1,244	1,142
Germany	576	643
United States	481	635
Hungary	355	355
Czech Republic	318	361
Morocco	52	—
Korea	48	44
Japan	14	20
United Kingdom	8	6
Malta	2	8
Total	14,246	14,504

Key Highlights of our Human Capital Strategy

In November 2023, we completed our second global engagement survey with a participation rate of 89%. In 2024, we developed leader driven action plans to build on momentum made from our engagement surveys. In recent years we have made progress in manager relationship, performance management and overall confidence in the company. We also created specific location action plans to provide our workforce with a voice in improving our culture and engagement.

Health and Safety

At Gentherm, our “Safety Culture” has become a core strength. Our Vision Zero strategy helped us achieve significant progress in reducing accidents across our sites.

Engagement and Belonging

Our engagement and belonging mission, “Embracing Inclusion Inspires Innovation” cascades from our corporate mission. Our Engagement and Belonging Council has built strong momentum. We took another step forward on this journey by building the framework to drive process and program consistencies across all sites and harness best practices from our employees across the globe. Our goals are ensuring all team members are educated to consistent standards, identifying feedback mechanisms to solve conflicts, and creating a culture of engagement.

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

Total Talent Development

In 2024, we launched a global learning platform and provided employees with tailored resources and development opportunities. Alongside enhanced career planning initiatives, we empowered our workforce with clear growth pathways and tools for success. Employees completed over 500,000 hours of training in 2024, reflecting our commitment to continuous learning and development.

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

Chemical Regulation

There are numerous global laws and regulations that prohibit or restrict the selection and use of certain chemicals for product development and manufacturing and potentially impact an automobile manufacturer’s responsibility for vehicle components at the end of a vehicle’s life. New chemical regulations continue to be introduced and passed, such as the European requirements that require suppliers of parts and vehicles to the European market to disclose certain substances of concern in parts. Further, increases in the use of circuit boards and other electronics may require additional assessment under the directives related to certain hazardous substances and waste from electrical and electronic equipment.

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this Annual Report, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Industry and Operational Risks

We operate in a highly competitive industry and efforts by our competitors, as well as new entrants to the industry, could adversely affect our business, results of operations and financial condition.

The automotive component supply industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service. There can be no assurance that we will be able to compete successfully with the products of our competitors. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Vertical integration by competitors and customers, as well as within our supply chain, could complicate and impact sourcing decisions by our customers and adversely affect our sales. Lear, our largest customer, has recently implemented a vertical integration strategy that has resulted in Lear becoming a direct competitor. Other of our customers may also increase levels of production insourcing and compete directly with us for a variety of reasons, such as shifts in business strategies or the emergence of low-cost production opportunities in other countries, which may adversely affect our sales as well as the profit margins on our products. Further, we are experiencing increased competition from Chinese-based component suppliers that are developing relationships with Chinese-based OEMs, which are growing market share in China, and are expanding in key global markets, including Europe and North America.

The material reduction in sales from any of our principal customers, due to acquisition activity, insolvency or otherwise, could materially and adversely affect our business, results of operations, cash flows and financial condition.

For the year ended December 31, 2024, our top two customers were Lear and Adient, which comprised 16% and 11%, respectively, of our product revenues. Combined, approximately 66% of product revenues to these customers was sourced directly by the OEMs. Our products supplied to General Motors and Volkswagen represented 13% and 12% of our total product revenues for the year ended December 31, 2024. The continued growth, viability and financial stability of our principal customers, as well as the OEMs to which our products are supplied, are critical to our success. The loss of any significant portion of our sales from either of these customers or other significant customers, whether due to acquisition activity, insourcing, insolvency or otherwise, would have a material adverse effect on our business, results of operations, cash flows and financial condition. We sometimes experience, and we expect to continue to experience, a delay in our collection of accounts receivable balances from our customers, which may be significant and could be at risk in the event of their bankruptcy or other restructuring.

Our ability to attract and retain talented, diverse and highly skilled employees is critical to our success and competitiveness, and attracting and retaining such employees has caused and could continue to cause an increase in labor costs and may be adversely impacted by current macroeconomic factors in the automotive industry.

Our success depends on our ability to recruit and retain talented and diverse employees who are highly skilled in their areas. In particular, our technologies and products increasingly rely on software and hardware that is highly technical and complex and the market for highly skilled workers and leaders in our industry is extremely competitive and costly. While compensation considerations remain important, current and potential employees are increasingly placing a premium on working for companies with strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and engagement, inclusion and belonging initiatives. The difficulty of attracting, hiring, developing, motivating and retaining highly qualified and diverse employees throughout our Company has caused and could continue to cause increases in the cost of labor due to wage inflation. Failure to continue attracting and retaining such highly qualified and diverse employees could further increase labor costs, disrupt our operations and adversely affect our strategic plans. In addition, direct labor costs have continued to rise in Mexico and other locations. Further, prolonged labor shortages that we have experienced and may continue to experience can adversely impact existing employees, which enhances the challenges of retention and labor expense.

For employees in director positions and above, we utilize equity awards as a significant portion of such employees’ overall compensation in order to attract, retain and motivate them, as well as align their interests with our shareholders. However, our common stock, no par value ("Common Stock"), has declined in value significantly in recent years, in part due to the macroeconomic challenges impacting the automotive industry, and if the value of our Common Stock does not increase in value or declines further, our ability to recruit or retain qualified personnel may be hindered, which could adversely affect our business and prospects.

Additionally, we have implemented several restructuring actions in recent years, and we may undertake additional restructuring actions in the future, to reduce global overhead costs and optimize our manufacturing footprint, which has involved the reduction of our employee workforce in certain locations (while increasing our workforce at other facilities). Such restructuring actions may adversely affect our ability to recruit, retain and motivate skilled personnel. Such restructuring actions may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve our customers.

Labor shortages, work stoppages and additional workforce disruptions impacting us, our suppliers or customers periodically have disrupted our operations and our growth strategies, and resulting increases in labor and related operating costs may adversely impact our financial performance.

Labor shortages, work stoppages and additional workforce disruptions due to illness, quarantines and absenteeism, including ours and those at our suppliers or customers, periodically have disrupted our business and adversely impacted our financial performance. Because the automotive industry relies heavily on “just-in-time” delivery of components, labor shortages or work stoppages at one or more of Gentherm's production facilities or those of our suppliers could have adverse effects on the business and financial results. Similarly, the purchase of our products may be limited if one or more of our direct customers or an OEM were to experience labor shortages or work stoppages, which could result in the temporary shutdown of the related Gentherm production facilities or other restructuring initiatives.

Approximately 35% of the Company's workforce are members of industrial trade unions or worker councils and we believe a significant percentage of employees of our largest customers and suppliers are members of such organizations, all of whom are employed under the terms of various labor agreements. A union strike or inability to enter into a new labor agreement prior to expiration of an existing agreement could have an adverse impact on us or our suppliers or customers.

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

The process of designing and developing new technology, products and services is costly and uncertain and requires extensive capital investment. In addition, new program launches require a significant ramp up of costs up to a few years prior to sales of such products. However, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles, which in recent years has been adversely impacted by challenging automotive market conditions. Our inability to effectively manage the timing, quality and costs of these new program launches could have a materially adverse effect on our business, results of operations and financial condition.

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

Our ability to grow our product portfolio successfully depends on the sustained acceptance of new products and technologies that we invest in by existing and potential customers and consumers, as well as the success of our customers.

Growing our product portfolio is core to our business, and we regularly identify and evaluate potential new products and technologies to add to our product offerings. In such growth efforts, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of additional products and technologies we develop, acquire or license justify the costs associated with them. Customers will only adopt new products and technologies if there appears to be significant consumer demand at proposed pricing, and some OEMs may develop their own, be slow to adopt or may never adopt such products and technologies. Further, some of our new products and technologies require OEMs to adopt new ways of developing systems for vehicle interiors, and some OEMs may develop their own, be slow to adopt or may never adopt such products and technologies.

For our automotive products, we rely on OEMs and applicable dealer networks to market new products and technologies to consumers, and we do not have any control over the applicable marketing budget or messaging nor the training of employees and agents. Further, OEMs and dealer networks may market competitive products and technologies offered by our competitors, including those manufactured by such OEMs, in lieu of or in addition to our products and technologies. If customers or consumers conclude that the new products and technologies that we have identified and developed are unnecessary or too expensive or that our competitors offer more favorable sales terms or better products, OEMs and other customers may reduce availability or decline to include our new products in their vehicles. Without acceptance of such products by customers and consumers, our ability to sustain growth in our product portfolio will be inhibited, which could have a material adverse effect on our results of operations, financial condition, business and business strategy.

Although adoption has progressed at a slower rate than expected, there is ongoing significant competition to address the evolution of the automotive industry, including development and use of electric vehicles, autonomous vehicles and mobility on demand services and related software products, and our failure to adapt our strategies and operations successfully could have a material adverse effect on our business, results of operations and financial condition.

The global automotive industry is experiencing a period of significant technological change. While the evolution has progressed at a rate slower than previously expected, we have made and continue to make significant investments to develop, acquire and properly scale the manufacturing of technologies and products that will enhance our long-term competitiveness. Automotive vehicle production has been and is expected to be affected significantly by additional industry or consumer behaviors, including the development and use of autonomous and electric vehicles ("EV"), the cost and accessibility of energy for EV consumption and increasing use of car and ridesharing and on-demand transportation as a service and related software products, as well as complex new regulations. Due to the lower-than-anticipated industry-wide EV adoption rates and near-term pricing pressures, many OEMs and the automotive component supply industry have adjusted spending, production, and/or product launches to better match the pace of such adoption. There have also been certain technology barriers that are detrimental to EVs reaching pricing parity with ICE vehicles. Future EV adoption may also be impacted by, among other factors: perceptions about EV features, quality, safety, performance and cost relative to ICE vehicles; the availability of EV raw materials and components; the range over which EVs may be driven on a given battery charge; the proliferation and speed of charging infrastructure; cost and availability of high fuel-economy ICE vehicles; volatility, or a sustained decrease, in the cost of petroleum-based fuel; and the failure by governments and other third parties to make the investments necessary to make infrastructure improvements or to provide economic incentives promoting the adoption of EVs. Our current financial performance and future operating and financial success will be materially impacted by our ability to execute our strategies addressing the evolution of the automotive industry and customer utilization of personal transportation, including at a pace that aligns with customers and consumers.

In addition, the evolving nature of the markets in which we compete has attracted, and may continue to attract, new entrants, including new entrants from outside the traditional automotive supply industry. These new entrants or our traditional competitors may foresee the course of market developments and customer preferences more accurately than us, develop superior products and technologies, produce similar products at a lower cost, or adapt quicker to new industry technologies. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, are unable to appropriately allocate resources to match such developments, or are otherwise unable to successfully execute our EV strategy, our long-term competitiveness could be harmed significantly and our business, results of operations, financial condition and product growth could be materially and adversely impacted.

The automotive industry, our primary market, is cyclical and is significantly impacted by macroeconomic, geopolitical and similar global factors, and a decline in the production levels of our major customers and OEMs, particularly with respect to automotive light vehicle production in our key markets and models for which we supply significant amounts of product, could materially and adversely affect our business, results of operations and financial condition.

Our Automotive segment represents 97%, 97% and 96% of our product revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Demand for our automotive products is significantly impacted by light vehicle production in key markets of North America, Europe, China, Japan, and Korea, and is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Automotive sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers. These conditions include monetary fiscal policy, economic recessions, inflation, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, trade restrictions and agreements, capital and liquidity constraints, ongoing geopolitical conflicts, acts or war and terrorism, and natural and man-made disasters, such as the current conflicts between Russia and Ukraine, in the Middle East, and heightened tensions in the Red Sea and South China Sea. In recent years, automotive light vehicle demand and production have been materially impacted by the unexpected shifting demand and plans for EV and the mix of ICE and EV programs .We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results. When automotive light vehicle production in our key markets and our sales decline to levels significantly below our planning assumption, as we have experienced periodically, including in 2024, our financial condition, results of operations, and cash flow has been adversely affected. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which has and may continue to adversely impact our margins and profitability.

Our business in China may be subject to aggressive competition and is sensitive to economic, political, and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. Domestic Chinese OEMs have continued to expand their market share in China, and as a result, several non-Chinese OEMs have experienced declines in revenue and market share. As the Chinese market evolves, we anticipate that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China. Recently, automotive sales volume in China has been growing at a minimal rate, and our business may be impacted if the growth in vehicle demand does not increase at a higher rate or is reduced. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience minimal growth or decrease, our business and financial results could be materially adversely affected.

Our operations within Ukraine subject us to risks that may harm our operations and financial results.

The conflict between Russia and Ukraine, and certain measures taken in response, have impacted the availability and prices of certain raw materials and energy (especially in Europe) and have led to various economic sanctions, which could have a lasting impact on regional and global economies. Our facility in Vynohradiv, Ukraine is on the far western corner within the Transcarpathia region near the Hungary border. In 2024 and 2023, products manufactured at our Ukraine facility represented approximately 6% of the Company’s total revenue, including automotive cables, seat heaters and steering wheel heaters. At this time, our Ukraine facility is operating at normal levels and we continue to execute contingency plans and, in coordination with certain customers, specific equipment and production relocations leveraging our flexible global manufacturing footprint. Certain of our employees in Ukraine are routinely conscripted into the military and/or sent to the Russian border to fight in the ongoing conflict. We have incurred, and will likely continue to incur costs to support our employees and relocate equipment and production based on customer and company needs. We have also experienced and may continue to experience interruptions in power supply at our Ukraine facility. We have contingency measures in place to address intermittent power supply interruptions, however, extended interruptions could significantly impact our ability to operate the facility. Further, most of our products manufactured in Ukraine are shipped across the border from Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, we may experience a significant disruption to our operations. Our response to the ongoing conflict is based on a severity level contingency response plan that has been developed with certain customers. As the situation in Ukraine is very fluid, we continue to monitor its effects on our business and we continue to work closely with our customers to adjust our contingency response as necessary.

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

The global automotive supply chain has been adversely impacted by raw material and component shortages, manufacturing disruptions and delays, logistics challenges and tariffs, inflationary and other cost pressures, and we expect such conditions to continue to adversely affect our business, profitability and results of operations.

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

We also have experienced and we may continue to experience margin pressure due to the pricing of components and certain other raw materials, including due to inflation or supply-demand imbalances. Some of our products contain certain components, such as semiconductor chips, and other key raw materials including copper, silver and petroleum-based engineered plastics and raw materials, which generally cannot be substituted. The prices for these components and raw materials fluctuate depending on market conditions. If the market prices and related logistics costs (in particular for imported goods) for these components and raw materials remain higher than normal or they further increase (such as due to recent threats and proposed tariffs and other restrictive trade measures), our gross profit may continue to be adversely impacted, including to the extent our suppliers pass cost increases on to us that we cannot pass on in full to our customers in spite of our mitigation efforts.

We and our customers, and our respective supply chains have been adversely impacted by conflicts in the Middle East and heightened tensions in the Red Sea and South China Sea, resulting in increased working capital to find logistics solutions and causing delays in transit time, as well as impairing our ability to consolidate shipping company utilization for cost and operational efficiencies, which risks have increased since we have shifted significant manufacturing production around the world as part of our manufacturing optimization strategy. The foregoing challenges have adversely affected, and are expected to continue to adversely effect, our business, profitability, cash flow and results of operations.

Inflationary pressures impacting our transportation companies and other third parties have increased and may continue to increase our costs to deliver our products, and therefore adversely impacted our margins and profitability.

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

Downward pricing pressure is customarily applied by automotive manufacturers to the automotive supply chain. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products, as well as the costs incurred through our supply chain. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our inability to achieve product cost reductions that offset customer-imposed price reductions has and could continue to adversely affect our financial condition, results of operations and cash flows.

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

As with most companies, we have experienced cybersecurity incidents, attempts to breach our systems and other similar incidents, none of which were material in 2024. With a number of our employees working part-time remotely and in periods of significant acquisition integration activity, there may be increased opportunities for unauthorized access and cybersecurity incidents.

Any future cybersecurity incidents could, however: materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and jeopardize the security of our facilities. A cybersecurity incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare, which has become commonplace) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, “ransomware” and other cybersecurity incidents, are increasing in frequency, uniqueness and sophistication to evade detection and remove forensic evidence of the incident, including due to emerging technologies such as artificial intelligence and machine learning, which may cause cybersecurity incidents to be more difficult to detect for periods of time or at all. Many victims of ransomware are forced to pay significant ransoms to regain access to their critical business data, and we may not be permitted under various regulations and laws to make such payments.

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

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and our proprietary, strategic or competitive data, which we review for quality and effectiveness on a regular basis, but despite our implementation of security processes, our IT systems, like those of other companies, are vulnerable to intrusion or damages from computer viruses or worms, natural disasters (which may become more frequent due to climate change), unauthorized access, cybersecurity incidents, breaches due to errors, negligence or malfeasance by employees, contractors or others who have access to these systems and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations and include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential information. The foregoing matters could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us, fines and other penalties assessed upon us by governmental authorities, and ultimately harm our business and financial performance. In addition, we may be required to incur significant costs to remediate and protect against damage caused by these disruptions or security breaches in the future.

Our global operations subject us to risks that may harm our operations and financial results.

In 2024, 65% of our product revenue was generated from sales to customers outside the United States (based on shipment destination), including Europe and Asia. Further, we have significant personnel, property, equipment and operations located outside of the United States. We also conduct certain investing and financing activities in local currencies.

In addition to the general risks relating to our operations, our international operations are subject to significant unique risks inherent in doing business abroad, many of which have had a significant impact on our business and financial performance in recent years, including:

▪
exposure to local economic, political, social and labor practices and conditions;
▪
different, complex and continuously changing local laws and regulations and enforcement thereof;
▪
changes in government leadership;
▪
compliance with the requirements of varied global anti-bribery and anti-corruption laws applicable to our international operations, including compliance by any acquired companies;
▪
increases in costs of and disruptions in international shipping related to global conflicts and environmental conditions;
▪
increases in duties, tariffs and taxation on the import or export of our products related to U.S. trade disputes, trade restrictions, potential trade wars and other global conflicts;
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

We work with select domestic manufacturers in China, with over 15% of our 2024 product revenue generated from sales to customers in China. Chinese-based OEMs and automotive suppliers are growing market share in global markets. However, continued

U.S.-China trade tensions and weakening economic conditions, among other factors, may result in reduced sales, profitability and margins, increased operating costs and challenges to gaining or holding market share with such OEMs. Furthermore, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government and such regulations may favor domestic Chinese automotive suppliers, including Chinese regulation of the scope of our business and investments in China, as well as our ability to provide cash to and repatriate cash from our business entities in China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead times. These actions may increase the cost of doing business in China, hinder our ability to compete with Chinese-based automotive suppliers and limit how and under what conditions we may do business in China, which could materially and adversely affect our profitability and financial condition.

Our ongoing efforts to optimize our global supply chain and our manufacturing footprint could cause supply disruptions and be more costly, time-consuming and resource-intensive than expected.

Our ongoing efforts to optimize the efficiency of our global supply chain and manufacturing facilities could cause supply disruptions and could be more expensive, time-consuming and resource-intensive than expected. With respect to our supply chain, certain of our suppliers have and others may decide to discontinue business with us or limit the allocation of products to us, or we may become too dependent on one or more suppliers, which could result in our inability to fill our supply needs and jeopardize our ability to fulfill our contractual obligations, which could in turn, result in a decrease in revenues and profitability, contract penalties or terminations, and damage to customer relationships. With respect to our manufacturing footprint, we have been impacted by operational disruption and incurred significant cash and non-cash expense, including employee severance, retention and termination costs, capital expenditures, accelerated depreciation and impairment of fixed assets, and other transition costs including recruiting, relocation, and machinery and equipment move and set up costs. The actual timing, costs and savings from these projects may differ materially from the Company’s expectations and estimates.

We manage our business based on projected future sales volume, which is highly dependent on information received from customers and general market data, and any inaccuracies or changes in such information could adversely affect our business, results of operations and financial condition.

We manage our business based upon projected future sales volumes, which are based upon many factors, including awarded business and assumptions of conversion rates thereof, customers’ forecasts and general macroeconomic and industry market data. Our product revenues generally are based upon purchase orders issued by our customers, with updated production schedules for volume adjustments, and our customers generally do not guarantee sales volumes. As such, we typically do not have a backlog of firm orders at any point in time. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty at any time. Further, our customers’ forecasts are subject to numerous assumptions, and such forecasts often are changed rapidly with limited notice. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. We also must incur costs and make commitments well in advance of the receipt of orders and resulting revenues from customers. If actual production orders from our customers are not consistent with our projected future sales volumes, especially for our higher-margin products, we could realize substantially less revenue and incur greater expenses over the life of vehicle programs. In recent years, we have been awarded record new business awards, which has enhanced the foregoing risks.

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

If we fail to manage our growth effectively or to integrate successfully any business ventures, acquisitions, investments or strategic alliance into our business, or realize the benefits from divestitures or business exits, our business and financial performance could be materially adversely harmed.

We regularly consider opportunities to pursue business ventures, acquisitions, investments and strategic alliances that could leverage our products, technologies and capabilities, as well as, enhance our customer base, geographic penetration and scale, to complement our current businesses, some of which could be material. We completed a number of acquisitions and investments in recent years and intend to continue to evaluate such growth opportunities. Finding and assessing a potential growth opportunity and completing a transaction involves extensive due diligence, management time and expense; however, the amount of information we can obtain about a potential growth opportunity may be limited, and we may not be able to identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, or expand into new geographies or markets. Further, we can give no assurance that new business ventures, acquisitions, investments and strategic alliances will positively affect our financial performance or will perform as planned, including regarding anticipated synergies or other financial or operational benefits. For significant transactions, we would expect to incur additional debt, issue equity and/or increase capital expenditures, which may increase leverage risks, result in dilution or reduce capital available for other investments in ongoing operations. If we fail to identify and complete suitable acquisition and investment opportunities in a timely and successful manner, our business, growth strategy reputation and results of operations could be materially impacted.

Furthermore, the success of our acquisitions is dependent, in part, on our ability to realize the expected benefits from the integration of the acquired businesses or assets. We may incur an unexpected amount of liabilities or make incorrect estimates regarding the planned accounting for acquisitions, such as the need to record non-recurring charges or write-off of significant amounts of goodwill or other assets that could adversely affect our results of operations, and we could have unexpected challenges due to the limitations of our due diligence process or contractual provisions. Further, the integration of acquired businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase its competitive presence, inconsistencies in and incompatibility of information technology and accounting systems, as well as other compliance standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, additional litigation, compliance or regulatory risk, the diversion of management’s attention to integration matters and difficulties in the assimilation of employees and corporate cultures, especially if the acquisition involves a business, supply chain or operations in one or more countries in which we have a limited history and lack of experience. Any or all of these factors and our increased debt leverage following the closing of any significant transaction could have an adverse effect on our business and financial performance. In addition, many of these factors are outside of our control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition and results of operations. Likewise, our failure to integrate and manage acquired companies successfully may lead to reduced profitability and future impairment of any associated goodwill and intangible asset balances.

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

Gentherm’s unsuccessful adoption of new technology such as artificial intelligence could adversely impact its business, operations and reputation.

Gentherm is in the early stages of incorporating automation and artificial intelligence capabilities into the development of technologies and business operations, and into products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject Gentherm to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that Gentherm’s use of artificial intelligence will enhance its technologies, benefit its business operations, or produce products and services that are preferred by its customers. Gentherm’s competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, reputational damage, and materially harm Gentherm’s business. The use of artificial intelligence in the development of Gentherm’s products and services could also cause loss of intellectual property, as well as subject it to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, market adoption of artificial intelligence technology could be impaired by ethical and other issues inherent in the technology, which could impair demand for Gentherm’s products and services. Furthermore, the U.S. and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause Gentherm to incur greater compliance costs and limit the use of artificial intelligence in the development of its products and services. Any failure or perceived failure by Gentherm to comply with such regulatory requirements could subject Gentherm to legal liabilities, reputational damage, or otherwise have a material and adverse impact on Gentherm’s business.

Legal, Regulatory and Compliance Risks

Economic and trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Further, the U.S. administration recently has proposed and begun to enact additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures by the United States and potentially reciprocally by other countries subject to such to tariffs remains highly uncertain. Due to the global nature of our business, specifically in the jurisdictions impacted by the recent tariffs announcements, if the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, reduced sales and disruption in our supply chain. Furthermore, additional trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures, which could further increase the cost of our products, disrupt our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

In addition, various countries regulate cross-border transactions of certain products through import permitting and licensing requirements. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and a denial or curtailment of importing or exporting activities. Complying with U.S. export, sanctions and import laws, including ongoing and rapidly changing sanctions against certain countries, regions, governments and related persons and entities, may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. export, sanctions or import laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in the U.S. and international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

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

Legislators and/or regulators in foreign countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws as well. In particular, the European Union’s General Data Protection Regulation (“GDPR”) imposes additional obligations and risk upon our business and which increases substantially the penalties to which we could be subject in the event of any non-compliance. Many countries have enacted similar types of legislative and regulatory requirements concerning data protection, and additional countries are considering similar legal frameworks.

The CCPA, GDPR and other similar laws and regulations including those recently or soon to be enacted, as well as any associated inquiries or investigations or any other government actions, may be costly and burdensome to comply with, lead to a decline in consumer engagement, result in negative publicity, increase our operating costs, require significant management time and attention to monitor and be in compliance with, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against us in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks.

Defects or quality issues associated with our automotive and medical products, as well as a significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers, or an investigation regarding vehicle safety generally, could adversely affect the results of our operations.

Our design, manufacture and marketing of automotive products subject us to warranty and product liability claims in the event that customers, consumers or regulators believe that our products (or the products of our customers that incorporate our products) failed to perform as expected and, in the case of product liability, such failure of our products (or the products of our customers that incorporate our products) results or is alleged to result in bodily injury or property damage. If any of our products are or are alleged to be defective, we also may be required by our customers or regulators to participate in a recall or other corrective action involving such products, which we have been subject to periodically. Automotive manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims, as well as requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. See Note 11 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report for information regarding a recent recall announced by Volkswagen Group of America, Inc. In addition, OEMs historically have recalled vehicles for perceived defects in seat heaters, and we have incurred liabilities in connection with the recalls and other field actions. In addition, governmental regulatory agencies throughout the world, such as NHTSA in the U.S., have safety standards that require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard.

Any large liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all, and we may incur significant costs to defend these claims. In addition, we may not be successful in recovering amounts from third parties, including sellers in an acquisition transaction or suppliers, in connection with these claims. In certain instances, allegedly defective products may be the result of components supplied by our supply chain, and we may be limited in our ability to obtain recovery from our suppliers of materials or services included within our products that are associated with product liability and warranty claims, particularly if the affected items relate to global platforms or involve defects that are identified years after production. A recall, product liability or warranty claim brought against us that is not insured or is in excess of our available insurance, and if other third parties do not contribute or indemnify us, could have an adverse impact on our results of operations and reputation or market acceptance of our products.

The design, manufacture and marketing of medical products involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to regulatory action, injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by the Food and Drug Administration (“FDA”) or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall, inadequate disclosure or defect could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements, such as further clinical testing. Such clinical testing is costly and time-consuming and could delay market approval or the meeting of additional post-market requirements.

Tax matters, including changes in the corporate tax rates, disagreement with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and internationally. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations, such as the European Union’s Pillar Two Directive, which is now substantially effective as of January 1, 2025. The enactment of or other changes in the application or interpretation of tax legislation and other initiatives may have an adverse effect on our business or on our results of operations.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.

As of December 31, 2024, we had approximately $54.2 million in net deferred tax assets, inclusive of a $25.3 million valuation allowance. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

Our patient temperature management business is subject to extensive industry regulation and failure to comply with all applicable rules and regulation may adversely impact us.

Our patient temperature management business is subject to extensive, complex, costly and evolving government regulation. In the United States, this is principally administered by the FDA. Various regulatory agencies in foreign countries where our medical products are sold also regulate that business. Under both United States and foreign country regulations, we are subject to periodic inspection of our facilities (including third-party facilities that are performing services for us), procedures and operations and testing of our products. Following such FDA inspections, should any noncompliance with regulations or other quality issues be noted, we may receive observations, notices, citations and/or warning letters that could require us to get FDA approval of a corrective action plan and modify certain activities identified during the inspection, possibly at a significant cost. We are also required to report adverse events associated with our medical products to the FDA and other foreign regulatory authorities where our products have been approved or received market clearance. Unexpected or serious health or safety concerns could result in liability claims, recalls, market withdrawals or other regulatory actions. Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in fines or revocation of our operating permits and licenses or, in rare circumstances, market withdrawal of the product.

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

Our operations outside of the United States require us to comply with various anti-bribery and anti-corruption regulations, including but not limited to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law. Compliance with these laws and regulations have become increasingly complex due to the increasing global operations of OEMs and automotive component suppliers, including us. Violations of these laws, which are complex and often difficult to interpret and apply, could result in significant criminal penalties or sanctions that could adversely affect our business, financial condition, results of operations and cash flows. Additionally, we have periodically, and intend in the future, to complete acquisitions of and investments in companies, which may have different historical policies, practices and standards that increase the risk of our compliance with various regulations while we integrate such companies.

Our business may be negatively impacted by the effects of climate change and by regulatory and stakeholder-imposed requirements to address climate change and other sustainability issues.

As evidenced by shifting industry and consumer behaviors, including the development and use of EVs, the automotive industry and stakeholders have a heightened focus on climate change and the environmental impact of product manufacturing and end use. This increased focus on sustainability and the environmental impact of the automotive industry and manufacturing processes has caused our customers and other stakeholders to impose additional requirements on us and our suppliers, which often exceed regulatory standards. These customer requirements include increased tracking and reporting of greenhouse gas emissions and other environmental metrics, reduced waste and wastewater from operations, increased use of sustainable materials in our products, and the use of renewable energy sources in our factory operations. We have begun, and expect to continue, to incur increased operating costs and capital expenditures to procure renewable energy and additional equipment or make operational and process changes to comply with customer requirements in addition to state and federal regulations. Furthermore, our practices may be subject to and judged against sustainability standards that are continually evolving and not always clear, including European regulations such as the Corporate Sustainability Reporting Directive that applies to global corporations across jurisdictions and requires adjustments in corporate processes, policies, and strategies, which may be costly and result in significant monetary penalties and reputational harm if non-compliant. Prevailing sustainability standards, expectations and regulations may also reflect contrasting or conflicting values or agendas. To the extent we are unable to meet or exceed customer sustainability requirements, demand for our products and our revenues could be adversely impacted. A failure to adequately meet other stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

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

We have undertaken and continue to undertake significant restructuring activities in recent years to optimize our manufacturing, footprint and may take similar actions in the future. Charges related to these actions may have a material adverse effect on our results of operations, cash flows and financial condition. We cannot ensure that any current or future restructuring will be completed as planned, on a timely basis or at all, will be on budget, or achieve the desired results. Further, restructuring costs may be substantial and prolonged, and may have a sustained impact on our results of operations and financial condition.

We are subject to significant foreign currency risk and foreign exchange exposure related to our global operations.

A significant portion of our global transactions is conducted in currencies other than the U.S. Dollar, including the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi,

Korean Won, Czech Koruna and Vietnamese Dong. While we sometimes employ financial instruments to hedge some of our transactional foreign exchange exposure, developing an effective and economical foreign currency risk strategy is complex and expensive and no strategy can completely insulate us from those exposures. Exchange rates can be volatile and could adversely affect our financial results and comparability of results from period to period. Such exchange rate volatility could also increase the costs of raw materials or components from foreign suppliers, and as a result, our profitability could be adversely affected.

Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2024, our total consolidated indebtedness was $220.2 million, with $280.0 million available for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies. We may incur additional indebtedness in the future, including in connection with acquisitions or significant capital expenditures. If our outstanding borrowings increase, including under existing availability of revolving credit or if we incur additional indebtedness, the amount of our outstanding debt could have important, adverse consequences to us and our investors, including:

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

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies and currently there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $106.9 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S. In addition, the movement of capital between our subsidiaries and us in different countries remains subject to evolving government regulation and geopolitical stability, and our liquidity and cash flows could be impacted adversely upon regulatory and geopolitical changes in the future.

Common Stock Investment Risks

The price of our Common Stock may fluctuate significantly.

The price of our Common Stock on the Nasdaq Global Select Market has experienced substantial price volatility and may continue to do so in the future. Additionally, the Company, the automotive industry and the stock market as a whole have experienced significant stock price and volume pressures and fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. In particular, while stock price multiples had previously increased in recent years for OEMs and automotive component suppliers to reflect the growth opportunity of the rapid shift to EV production, stock price multiples have declined more recently during this period of uncertainty regarding the pace of EV adoption and general macroeconomic challenges.

In June 2024, the Board of Directors authorized a new stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any Company stock repurchases under the program may result in stock price and volume fluctuations. During the year ended December 31, 2024, the Company repurchased shares under the prior stock repurchase program for $20.0 million in the open market and approximately $60.0 million in an accelerated share repurchase program, and under the 2024 Stock Repurchase Program for $29.9 million and have a remaining repurchase authorization of $120.1 million as of December 31, 2024. Price volatility over a given period may cause the average price at which the Company repurchases its Common Stock to exceed the price at a given point in time.

If the Company or the automotive industry generally fails to meet expectations related to future growth, profitability, share repurchases or other market expectations, the Company’s Common Stock price may decline significantly, which could have a material adverse impact on investor confidence, the perceived value of our Common Stock and our ability to continue to use stock based compensation to attract, retain and motivate employees. Any significant sale of Common Stock by any of our largest shareholders also may have a material adverse effect on our stock price and investor confidence.

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

Our systems periodically experience directed attacks that may be intended to lead to financial loss, interruptions and delays in our operations as well as loss, misuse or theft of personal information (of third parties, employees, and other stakeholders) and other data, confidential information or intellectual property. These attacks are increasing in frequency, uniqueness and sophistication to evade detection and remove forensic evidence of the incident, including due to emerging technologies such as artificial intelligence and machine learning, which may cause cybersecurity incidents to be more difficult to detect for periods of time or at all. However, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for additional discussion about cybersecurity-related risks.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we operate in more than 30 locations across 13 countries, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. The majority of our Automotive facilities located outside of the U.S. are principally used in manufacturing and distribution and are located in China, Hungary, Mexico, Morocco, North Macedonia, South Korea, Ukraine, Czech Republic, Germany, and Vietnam. Our global headquarters is located in Novi, Michigan, our European headquarters is located in Odelzhausen, Germany and our Asia-Pacific headquarters is located in Shanghai, China. Our Medical business is principally comprised of our headquarters and manufacturing site located in Cincinnati, Ohio and our manufacturing sites in Germany and China. We also have sales offices, warehouses and engineering centers, strategically located throughout the world. Nearly all of our manufacturing and distribution sites in Mexico and Asia are leased, while most of our European sites are owned.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Select Market under the symbol “THRM.”

Holders

As of February 13, 2025, our Common Stock was held by 37 shareholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

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

Stock Repurchase Program

In December 2020, the Board of Directors authorized a stock repurchase program (the “2020 Stock Repurchase Program”). pursuant to which the Company was authorized to repurchase up to $150 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024. The Company repurchased $20.0 million in the open market under the 2020 Stock Repurchase Program in 2024.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60 million (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program. The final settlement date occurred in the second quarter of 2024. See Note 16, “Equity,” to the consolidated financial statements included in this Annual Report for additional information.

In June 2024, the Board of Directors authorized the 2024 Stock Repurchase Program to commence upon expiration of the 2020 Stock Repurchase Program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027.

Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions (including Rule 10b5-1 trading plans), and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The 2024 Stock Repurchase Program may be modified, extended or terminated at any time without prior notice.

Issuer Purchases of Equity Securities During Fourth Quarter 2024

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the 2024 Stock Repurchase Program
October 1, 2024 to October 31, 2024	—	$—	—	$130,117,303
November 1, 2024 to November 30, 2024	—	—	—	130,117,303
December 1, 2024 to December 31, 2024	233,449	42.84	233,449	120,117,332

Performance graph

The following graph reflects the comparative changes in the value from December 31, 2019 through December 31, 2024, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our Common Stock, (2) the NASDAQ Composite index, (3) the Russell 2000 Index and (4) the Dow Jones U.S. Auto Parts Index. Historical performance may not be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gentherm Incorporated, the NASDAQ Composite Index,
the Russell 2000 Index and the Dow Jones US Auto Parts Index
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Gentherm Incorporated
NASDAQ Composite
Russell 2000
Dow Jones US Auto Parts

		As of December 31,
		2020	2021	2022	2023	2024
Gentherm Incorporated	$100.00	$146.92	$195.76	$147.08	$117.95	$89.94
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Dow Jones US Auto Parts	$100.00	$117.51	$142.18	$104.59	$104.54	$80.91

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

Overview

Gentherm Incorporated is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats, heated interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valve systems and other valve systems for brake and engine systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers ("OEMs") operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Our Automotive sales are driven by the number of light vehicles produced by the OEMs primarily in our key markets of North America, Europe, China, Japan and South Korea, which is ultimately dependent on consumer demand for automotive light vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have and could result in a significant reduction in automotive sales and production by our customers, which have and would have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content and inflationary pressures have adversely impacted our profitability and may continue to do so. In addition, we have been and may in the future be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort, health and wellness, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense, WellSense and ComfortScale, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, including those that are vertically integrated, to create innovative and unique configurations that adapt to industry trends.

Recent Trends

Global Conditions

The global automotive light vehicle industry is impacted by a number of factors, including global and regional economic conditions. At times in recent years, the global economy has experienced significant volatility, inflationary pressures and supply chain disruptions, which have a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages, work stoppages, and increased prices of inputs to our products. Although some supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. Throughout the year there have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine, and in the Middle East, heightened tensions in the Red Sea and the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. Further, there is the potential that certain political pressures, such as changes to international trade agreements, increases in trade tariffs, import quotas or other trade restrictions or actions, including retaliatory responses to such actions, could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. We are monitoring and evaluating the impacts of recently announced potential tariffs and reciprocal tariffs on our supply chain and results of operations. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Fit-for-Growth 2.0

During the first half of 2023, the Company launched Fit-for-Growth 2.0 to execute our long-term growth strategy, including to realign and resize our production capacity and cost structure, lower our cost base, improve our financial performance and cash flow generation, and create a simplified organization best positioned to deliver on our key financial and operational priorities. Fit-for-Growth 2.0 has delivered significant cost reductions through sourcing excellence, value engineering, manufacturing productivity, manufacturing footprint optimization, and product profitability. Additionally, the program has driven and is expected to continue to drive operating expense efficiency to leverage scale.

Exit of Non-Automotive Electronics Business

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business to strengthen the Company’s core business and focus its resources and equipment with businesses and investments that are more strategic and profitable. The Company has substantially completed the exit of this business.

During the year ended December 31, 2024, the Company recorded a benefit of $4.6 million for the sale of previously reserved inventory. This benefit is recorded in product revenues.

During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $6.1 million for the write down of inventory within the Automotive segment. This charge is recorded in cost of sales.

During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9.4 million, $5.6 million and $0.7 million for write downs of inventory, intangible assets and property and equipment, respectively.

Impairments - Medical Segment

During the fourth quarter of 2024, we recorded a non-cash impairment charge of $2.0 million for equipment determined to have no future use.

During the first quarter of 2024, we recorded a non-cash impairment charge of $0.5 million for one of our tradenames.

During the second quarter of 2023, an indicator of impairment was identified for the Company’s Medical reporting unit and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value, and accordingly, an impairment expense was recorded for $19.5 million in 2023.

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint through the closure and relocation of its manufacturing site in Greenville, South Carolina to a new facility in Monterrey, Mexico. During the year ended December 31, 2024, the Company completed the closure and relocation and completed the sale of its Greenville, South Carolina manufacturing facility, resulting in a gain on sale of $1.9 million. The gain on sale was recorded as a reduction of restructuring expenses, net in the consolidated statements of income. During the year ended December 31, 2024, the Company also recognized restructuring expense of $1.8 million for employee separation costs and $2.4 million for other costs. During the year ended December 31, 2023, the Company recognized restructuring expense of $0.5 million for employee separation costs and $0.2 million for other costs.

The 2023 Plan is expected to be completed by the end of 2025 as the final actions, including consolidation of our original manufacturing site in Monterrey, Mexico into our new facility is complete. The Company expects to incur less than $1 million of additional restructuring costs for the 2023 Plan.

See Note 5, “Restructuring and Impairments” to the consolidated financial statements included in this Annual Report for additional information related to this plan and additional restructuring plans approved in February 2025.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (February 2025 release), global light vehicle production in 2024 in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to 2023, are shown below (in millions of units):

	2024	2023	% Change
North America	15.4	15.7	(1.5)%
Europe	17.2	18.0	(4.3)%
Greater China	30.1	29.0	3.6%
Japan / South Korea	12.0	12.8	(6.3)%
Total light vehicle production volume in key markets	74.7	75.5	(1.0)%

The S&P Global Mobility report (February 2025 release) forecasted light vehicle production volume in the Company’s key markets for full year 2025 to decrease to 74.2 million units, a 0.6% decrease from full year 2024 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During 2024, we secured an estimated $2,400 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of December 31, 2024, the date of this Annual Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in 2024 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described in Item 1 under “Forward-Looking Statements” of this Annual Report.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 20, “Segment Reporting,” to the consolidated financial statements included in this Annual Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues, operating income (loss) and significant segment expenses.

Results of Operations Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

This section discusses our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a detailed discussion of our consolidated results of operations for the years ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations Year Ended December 31, 2023 Compared to December 31, 2022” in our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.

The results of operations for the years ended December 31, 2024 and 2023, in thousands, were as follows:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Product revenues	$1,456,124	$1,469,076	$(12,952)
Cost of sales	1,089,693	1,117,452	27,759
Gross margin	366,431	351,624	14,807
Operating expenses:
Net research and development expenses	88,697	94,358	5,661
Selling, general and administrative expenses	155,108	155,579	471
Restructuring expenses, net	13,110	4,739	(8,371)
Impairment of intangible assets and property and equipment	2,501	—	(2,501)
Impairment of goodwill	—	19,509	19,509
Total operating expenses	259,416	274,185	14,769
Operating income	107,015	77,439	29,576
Interest expense, net	(15,300)	(14,641)	(659)
Foreign currency gain (loss)	9,599	(5,918)	15,517
Other income (loss)	951	(1,926)	2,877
Earnings before income tax	102,265	54,954	47,311
Income tax expense	37,318	14,611	(22,707)
Net income	$64,947	$40,343	$24,604

Product revenues by product category, in thousands, for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	% Change
Climate Control Seat	$468,820	$482,665	(2.9)%
Seat Heaters	297,866	308,588	(3.5)%
Lumbar and Massage Comfort Solutions	178,584	144,923	23.2%
Steering Wheel Heaters	169,763	153,943	10.3%
Valve Systems	105,056	106,262	(1.1)%
Automotive Cables	73,091	79,993	(8.6)%
Battery Performance Solutions	58,183	75,484	(22.9)%
Electronics	33,065	40,387	(18.1)%
Other Automotive	21,850	30,707	(28.8)%
Subtotal Automotive segment	1,406,278	1,422,952	(1.2)%
Medical segment	49,846	46,124	8.1%
Total Company	$1,456,124	$1,469,076	(0.9)%

Product Revenues

Below is a summary of our product revenues, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/ Other	Total
Product revenues	$1,456,124	$1,469,076	$(12,952)	$3,931	$(7,129)	$(9,754)	$(12,952)

Product revenues for the year ended December 31, 2024 decreased 0.9% as compared to the year ended December 31, 2023. The decrease in product revenues is due to unfavorable pricing and foreign currency impacts primarily attributable to the Chinese Renminbi, the Korean Won and the Japanese Yen, partially offset by favorable volumes in several product lines within the Automotive segment and favorable foreign currency impacts primarily attributable to the Euro.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable / (Unfavorable)	Automotive Volume	FX	Operational Performance	Other	Total
Cost of sales	$1,089,693	$1,117,452	$27,759	$(2,443)	$6,603	$34,026	$(10,427)	$27,759
Gross margin	366,431	351,624	14,807	1,488	(526)	36,136	(22,291)	14,807
Gross margin - Percentage of product revenues	25.2%	23.9%

Cost of sales for the year ended December 31, 2024 decreased by 2.5% as compared to the year ended December 31, 2023. The decrease in cost of sales is primarily due to supplier cost reductions, value engineering activities, as well as the impact of non-automotive inventory charges in the prior-year period and favorable foreign currency impacts primarily attributable to the Mexican Peso, Ukrainian Hryvnia, and the Chinese Renminbi. These decreases were partially offset by higher wages, higher automotive volumes, start-up costs from our new plants in Tangier, Morocco and Monterrey, Mexico and unfavorable foreign currency impacts primarily attributable to the Euro.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Research and development expenses	$117,826	$125,692	$7,866
Reimbursed research and development expenses	(29,129)	(31,334)	(2,205)
Net research and development expenses	$88,697	$94,358	$5,661
Percentage of product revenues	6.1%	6.4%

Net research and development expenses for the year ended December 31, 2024 decreased 6.0% as compared to the year ended December 31, 2023. The decrease in net research and development expenses is primarily related to lower project spend and a reduction in resources allocated to the battery performance solutions product category.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$155,108	$155,579	$471
Percentage of product revenues	10.7%	10.6%

Selling, general and administrative expenses for the year ended December 31, 2024 decreased 0.3% as compared to the year ended December 31, 2023. The decrease in selling, general and administrative expenses is primarily related to acquisition and integration expenses in the prior year and lower compensation expenses, partially offset by leadership transition costs and increased investment in information technology in the current year.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Restructuring expenses, net	$13,110	$4,739	$(8,371)

Restructuring expenses, net primarily relate to the 2023 Plan and other discrete restructuring activities focused on optimizing our manufacturing and engineering footprint and the reduction of global overhead expenses. See Note 5, "Restructuring and Impairments," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Impairment of Intangible Assets and Property and Equipment

Below is a summary of our impairment of intangible assets and property and equipment, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Impairment of intangible assets and property and equipment	$2,501	$—	$(2,501)

Impairment of intangible assets and property and equipment for the year ended December 31, 2024 is related to equipment determined to have no future use and one of our tradenames.

Impairment of Goodwill

Below is a summary of our impairment of goodwill, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Impairment of goodwill	$—	$19,509	$19,509

Impairment of goodwill for the year ended December 31, 2023 is related to the recorded Medical reporting unit goodwill impairment.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Interest expense, net	$(15,300)	$(14,641)	$(659)

The increase in interest expense during the year ended December 31, 2024 compared to 2023 is primarily related to the impact from the change in fair value of the interest rate swap derivative.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Foreign currency gain (loss)	$9,599	$(5,918)	$15,517

Foreign currency gain for the year ended December 31, 2024 included net realized foreign currency loss of $1.1 million and unrealized net foreign currency gain of $10.7 million.

Foreign currency loss for the year ended December 31, 2023 included net realized foreign currency gain of $3.2 million and unrealized net foreign currency loss of $9.1 million.

Other Income (Loss)

Below is a summary of our other income (loss), in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Other income (loss)	$951	$(1,926)	$2,877

The increase in other income is primarily driven by the increase in fair value of our investment in Carrar Ltd., due to observable transactions during the year ended December 31, 2024, as well as an impairment in our investment in Carrar Ltd. during the year ended December 31, 2023. See Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$37,318	$14,611	$(22,707)

Income tax expense was $37.3 million for the year ended December 31, 2024, on earnings before income tax of $102.3 million, representing an effective tax rate of 36.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of the global intangible low-tax income ("GILTI"), withholding taxes, other non-deductible expenses, and the settlement of a prior period tax audit, partially offset by the impact of income taxes on foreign earnings at tax rates varying from the U.S. statutory tax rate, research and development credits and incentive tax rates in various jurisdictions.

Income tax expense was $14.6 million for the year ended December 31, 2023, on earnings before income tax of $55.0 million, representing an effective tax rate of 26.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of the GILTI, withholding taxes, other non-deductible expenses, the impact of income taxes on foreign earnings at tax rates varying from the U.S. statutory tax rate and the tax effect of a goodwill impairment, partially offset by research and development credits and prior year adjustments in various jurisdictions.

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

As of December 31, 2024, the Company had $134.1 million of cash and cash equivalents and $280.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $106.9 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Second Amended and Restated Credit Agreement and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The table below summarizes our cash activity for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents at beginning of period	$149,673	$153,891
Net cash provided by operating activities	109,646	119,265
Net cash used in investing activities	(53,531)	(24,123)
Net cash used in financing activities	(51,705)	(106,051)
Foreign currency effect on cash and cash equivalents	(19,949)	6,691
Cash and cash equivalents at end of period	$134,134	$149,673

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $109.6 million and $119.3 million for the years ended December 31, 2024 and 2023, respectively. Cash flow provided by operating activities for the year ended December 31, 2024 consisted primarily of net income of $64.9 million, increased by $82.9 million for non-cash charges for depreciation, amortization, stock based compensation, deferred income taxes, impairment of intangible assets and property and equipment and provision for inventory, partially offset by $35.5 million related to changes in assets and liabilities, $1.6 million for a gain on disposition of property and equipment and $1.1 million of other. Cash flow provided by operating activities for the year ended December 31, 2023 consisted primarily of net income of $40.3 million, increased by $66.2 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property and equipment and other, $6.9 million for inventory provisions, and $19.5 million of goodwill impairment, partially offset by non-cash charges of $13.1 million for deferred income taxes and $0.6 million related to changes in assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $53.5 million and $24.1 million for the years ended December 31, 2024 and 2023, respectively. Cash flows used in investing activities for the year ended December 31, 2024 primarily included capital expenditures of $73.3 million and technology investments of $1.0 million, partially offset by proceeds from deferred purchase price of factored receivables of $12.9 million and proceeds from the sale of property and equipment of $7.9 million. Cash flows used in investing activities for the year ended December 31, 2023 primarily included capital expenditures of $37.6 million and technology investments of $0.8 million, partially offset by proceeds from deferred purchase price of factored receivables of $13.9 million and proceeds from the sale of property and equipment of $0.4 million.

Cash Flows From Financing Activities

Net cash used in financing activities totaled $51.7 million and $106.1 million for the years ended December 31, 2024 and 2023, respectively. Cash flows used in financing activities for the year ended December 31, 2024 primarily included $2.6 million of net debt activity, $51.6 million of cash paid for the repurchase of Common Stock and $3.3 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by $5.8 million of proceeds from the exercise of Common Stock options. Cash flows used in financing activities for the year ended December 31, 2023 primarily included $91.1 million of cash paid for the repurchase of Common Stock, $12.3 million of net debt activity and $2.9 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by $0.2 million of proceeds from the exercise of Common Stock options.

Debt

The following table summarizes the Company’s debt at December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024		2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	5.86%	$220,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.46%	201	3.53%	605
Total debt		220,201		222,838
Current maturities		(137)		(621)
Long-term debt, less current maturities		$220,064		$222,217

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

Finance Leases

As of December 31, 2024 and 2023, there was $0.2 million and $0.6 million of outstanding finance leases, respectively.

Other Sources of Liquidity

Receivable Factoring

The Company was party to receivable factoring agreements with unrelated third parties under which we could sell receivables for certain account debtors, on a revolving basis, subject to outstanding balances and concentration limits. The receivable factoring agreements were transferred in their entirety to the acquiring entities and were accounted for as a sale. Some of the agreements had deferred purchase price arrangements. During the year ended December 31, 2024, all past factoring arrangements were terminated or expired. As of December 31, 2024 there were remaining receivables factored and outstanding that will be collected in the future, however, no further factoring can occur under these factoring agreements.

Material Cash Requirements

The following table summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows. We have not included amounts for material and component purchase obligations related to standard recurring purchases of materials for use in our manufacturing operations as these amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature.

	Payments Due by Period
Material Cash Requirements (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$220,201	$137	$220,064	$—	$—
Operating lease obligations (2)	79,027	11,440	16,428	12,284	38,875
Capital commitments (3)	9,500	9,500	—	—	—
Total	$308,728	$21,077	$236,492	$12,284	$38,875

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

Other Commitments

In December 2021, the Company committed to make a $5 million investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten year life of the fund. The Company has made contributions of approximately $1.8 million to the Autotech Fund III, LP as of December 31, 2024. Timing of the remaining $3.2 million of capital contributions is unknown and therefore amounts have been excluded from the Material Cash Requirements table above.

Restructuring subsequent events

In February 2025, the Company committed to additional restructuring plans intended to further optimize its manufacturing footprint by realigning its manufacturing capacity. As a result of these plans, the Company will close its facility in Plzeň, Czech Republic and relocate the manufacturing activities into other existing facilities within the region. Additionally, in Asia, we will relocate certain manufacturing activities from our facility in Shanghai, China to our new facility in Tianjin, China.

In connection with these plans, the Company expects to incur total costs of between $13 million and $21 million. The total expected costs include employee severance, retention and termination costs of between $7 million and $11 million and capital expenditures of between $3 million and $5 million. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3 million and $5 million.

Capital Expenditures

We anticipate capital expenditures in fiscal year 2025 of approximately $70 million to $80 million. We will continue support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, cash generated from operations, and the borrowing capacity available under our Second Amended and Restated Credit Agreement will be sufficient to support our capital expenditures.

Stock Repurchase Program

In December 2020, the Board of Directors of Gentherm Incorporated (the “Board of Directors”) authorized the 2020 Stock Repurchase Program. Under the 2020 Stock Repurchase Program, the Company was authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring December 15, 2023. On November 1, 2023, the Board of Directors extended the maturity date of the program from December 15, 2023 to June 30, 2024.

During the year ended December 31, 2024, the Company repurchased $20.0 million in the open market under the 2020 Stock Repurchase Program with an average price paid per share of $52.65.

On November 1, 2023, following the above-noted extension, the Company entered into the ASR Agreement with Bank of America, N.A. that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60.0 million under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60.0 million to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date occurred in the second quarter of 2024. During the year ended December 31, 2024, the Company paid $0.3 million in cash as the final settlement of the ASR Agreement. The 2020 Stock Repurchase Program had $17.5 million of repurchase authorization remaining at the time of expiration.

In June 2024, the Board of Directors authorized the “2024 Stock Repurchase Program” to commence upon expiration of the 2020 Stock Repurchase Program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

During the year ended December 31, 2024, the Company repurchased shares under the 2024 Stock Repurchase Program for $29.9 million and have a remaining repurchase authorization of $120.1 million as of December 31, 2024.

Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $0.5 million was charged to Common Stock for the year ended December 31, 2024.

For further information related to our stock repurchase program, see Note 16, "Equity" in the notes to the consolidated financial statements included in this Annual Report.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. At times in recent years, the automotive industry has experienced significant volatility in the costs of certain materials and components, labor and transportation. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

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

Impact if actual results differ from assumptions: As of December 31, 2024, our goodwill balance included $72.8 million related to our Automotive segment and $26.8 million related to our Medical segment. These balances could be fully or partially impaired if management does not achieve the expected cash flows assumed in the fair value estimates or if assumptions and cash flow estimates change in future periods.

The Company’s Medical segment is comprised of one reporting unit (the “Medical reporting unit”). The estimated fair value of the Medical reporting unit exceeded its carrying value by approximately 15% as of December 31, 2024. The Medical reporting unit is at risk of failing future impairment tests, as the estimate of fair value does not substantially exceed its carrying value. The Company’s estimated future cash flow projections for the Medical reporting unit for the period of 2025 through 2029 assume a compound annual growth rate for revenue of approximately 13.1%, which we deem to be a critical assumption in the fair value determination as of December 31, 2024. This forecasted revenue growth, which is significantly higher than historical periods, is primarily driven by our anticipated product launches that are expected to increase volume and price due to new features and product capabilities. Realization of this assumed revenue growth is dependent on the successful launch of these new products and product features and the acceptance of customers. If this revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical reporting unit could decrease, which could result in a material impairment of goodwill. Additionally, forecasted cash flows assume margin expansion as a direct result of the forecasted revenue growth. If we experience higher costs than assumed in our forecast or if we experience other deviations from forecasted results and/or external factors (e.g., increase of interest rates), it could result in a material impairment.

The Company's reporting units in its Automotive segment each have a fair value that is substantially in excess of its respective carrying value as of December 31, 2024.

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

For the year ended December 31, 2024, each change of the effective tax rate by one percentage point would impact income tax expense by $1.0 million.

Recent Accounting Pronouncements

For a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations, as well as significant accounting standards that have been adopted during the year ended December 31, 2024, see Note 3, “New Accounting Pronouncements,” to the consolidated financial statements included in this Annual Report.

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

Information related to the fair values of all derivative instruments in our consolidated balance sheet as of December 31, 2024 is set forth in Note 14, “Financial Instruments” in the consolidated financial statements included in this Annual Report.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2025	2026	2027	2028	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$220,000	$—	$220,000	$220,000
Variable interest rate as of December 31, 2024			5.86%		5.86%

Based on the amounts outstanding as of December 31, 2024, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of the borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2025	2026	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$79,359	$35,122	$114,481	$(1,952)
Average contract rate	19.85	20.50	20.05
(Receive HUF / Pay EUR)
Total contract amount	$12,015	$—	$12,015	$(86)
Average contract rate	399.50	—	399.50

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	2024		2023
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreements:(Receive MXN / Pay USD)	$6,243	$7,359	$7,179	$9,798
Exchange Agreements:(Receive HUF / Pay EUR)	917	1,120	—	—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The attestation report of the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting, is set forth in Item 15, "Exhibits and Financial Statement Schedules," included under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2025 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Corporate Governance – Key Policies and Practices”, “Corporate Governance – Standing Committees of the Board”, “Executive Officers” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2026 Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Director Compensation”, “Compensation Discussion & Analysis”, “Compensation and Talent Committee Report”, and “Named Executive Officer Compensation Tables.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors – Director Independence” and “Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm For 2025" and "Audit Committee Matters.”

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

2.
Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.
Exhibits.

The exhibits to this Annual Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2*	Share Purchase and Transfer Agreement, dated May 4, 2022, by and among Gebhardt Holding GmbH, ELBER GmbH, Gentherm GmbH, and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vialberth		10-Q	3/31/22	2.1	5/4/22
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
4	Description of Securities		10-K	12/31/19	4	2/20/20
10.1**	Summary of Non-Employee Director Compensation (effective starting with the 2024 annual meeting of shareholders)	X
10.2**	Second Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		8-K		10.1	3/15/21
10.3.1**	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.3.2**	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.3.3**	Second Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.3.4**	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.3.5**	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.3.6**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.3.7**	Form of Restricted Stock Award Agreement (Retention Award) under the 2013 Equity Incentive Plan		8-K		10.1	10/4/17
10.3.8**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan		8-K		10.1	6/13/18
10.3.9**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan		8-K		10.2	6/13/18
10.3.10**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.1	5/7/20
10.3.11**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.2	5/7/20
10.3.12**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan		10-Q	6/30/20	10.7	8/4/20
10.3.13**	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.2	3/15/21
10.3.14**	Form of Performance Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.3	3/15/21
10.4.1**	Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.1	5/18/23

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.4.2**	Form of Performance Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.2	5/18/23
10.4.3**	Form of Restricted Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.3	5/18/23
10.4.4**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.4	5/18/23
10.5.1	Second Amended and Restated Credit Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH and Gentherm Licensing GmbH, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/13/22
10.5.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/13/22
10.6.1**	Employment Contract between Gentherm Incorporated and Phillip Eyler, dated as of September 18, 2017		8-K		10.1	10/3/17
10.6.2**	Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler, dated as of December 7, 2018		8-K		10.1	12/7/18
10.6.3**	Second Amendment to Employment Terms between Gentherm Incorporated and Phillip Eyler dated as of April 21, 2020		10-Q	6/30/20	10.4	8/4/20
10.7.1**	Offer Letter between Gentherm Incorporated and Matteo Anversa, dated as of October 22, 2018		8-K		10.1	12/12/18
10.7.2**	First Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa dated as of April 21, 2020		10-Q	6/30/20	10.5	8/4/20
10.7.3**	Second Amendment to Offer Letter Agreement between Gentherm Incorporated and Matteo Anversa, dated as of March 12, 2021		8-K		10.5	3/15/21
10.8.1**	Employment Contract between Gentherm GmbH and Thomas Stocker, effective September 1, 2019		10-Q	9/30/19	10.1	10/29/19
10.8.2**	First Amendment to the Employment Agreement between Gentherm Enterprises GmbH and Thomas Stocker, effective June 28, 2021		10-Q	6/30/21	10.1	7/30/21
10.9.1**	Offer Letter between Gentherm Incorporated and Hui (Helen) Xu, effective November 4, 2019		10-K	12/31/19	10.11	2/20/20
10.9.2**	Amendment to Offer Letter between Gentherm Incorporated and Helen Xu, dated as of August 21, 2023		10-Q	9/30/23	10.1	10/26/23
10.10**	Severance Pay Plan for Eligible Employees of Gentherm Incorporated		8-K		10.4	3/15/21
10.11**	Form of First Amendment to Executive Offer Letter		8-K		10.7	3/15/21

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.12.1**	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019)		10-Q	6/30/19	10.4	7/26/19
10.12.2**	Deferred Compensation Agreement, between Gentherm Incorporated and Phillip Eyler, dated as of December 31, 2018.		8-K		10.2	1/4/19
10.13**	Separation and Consulting Agreement between Gentherm Incorporated and Phillip Eyler, dated as of November 6, 2024		8-K		10.2	11/8/24
10.14**	Offer Letter between Gentherm Incorporated and William T. Presley, dated as of November 6, 2024		8-K		10.1	11/8/24
10.15**	Offer Letter between Gentherm Incorporated and Jonathan Douyard, dated as of November 20, 2024		8-K		10	11/20/24
10.16**	Offer Letter between Gentherm Incorporated and Barb Runyon, dated as of June 18, 2018		10-Q	6/30/20	10.1	8/4/20
10.17**	Offer Letter between Gentherm Incorporated and Jaymi Wilson, dated as of July 7, 2018	X
19	Securities Trading Policy	X
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Ernst & Young LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1***	Section 906 Certification – CEO	X
32.2***	Section 906 Certification - CFO	X
97	Gentherm Incorporated Policy for the Recovery of Erroneously Awarded Compensation		10-K	12/31/23	97	2/21/24
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

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

ITEM 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter

As of December 31, 2024, the Company’s goodwill was $99.6 million consisting of $72.8 million in the automotive segment and $26.8 million in the medical segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

Auditing management’s annual goodwill impairment assessment for the medical reporting unit was complex and highly judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates used in the valuation of the medical reporting unit were sensitive to assumptions, such as revenue growth rates and operating margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill assessment, and annual forecasting process whereby the Company develops assumptions that are used in its analyses. This included controls over management's review of the valuation model and the assumptions used in the fair value measurements discussed above.

To test the estimated fair value of the Company’s medical reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists to assist in the evaluation of the assumptions and other relevant information that are most significant to the fair value estimate of the reporting unit, such as assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

February 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Gentherm Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentherm Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 19, 2025

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$134,134	$149,673
Accounts receivable, net	258,112	253,579
Inventory, net	227,356	205,892
Other current assets	64,413	78,420
Total current assets	684,015	687,564
Property and equipment, net	252,970	245,234
Goodwill	99,603	104,073
Other intangible assets, net	57,251	66,482
Operating lease right-of-use assets	43,954	27,358
Deferred income tax assets	75,041	81,930
Other non-current assets	34,722	21,730
Total assets	$1,247,556	$1,234,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$226,815	$215,827
Current lease liabilities	7,517	7,700
Current maturities of long-term debt	137	621
Other current liabilities	105,824	100,805
Total current liabilities	340,293	324,953
Long-term debt, less current maturities	220,064	222,217
Non-current lease liabilities	37,052	16,175
Pension benefit obligation	4,017	3,209
Other non-current liabilities	29,183	23,095
Total liabilities	$630,609	$589,649
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,788,639 and 31,542,001 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,049	50,503
Paid-in capital	4,290	—
Accumulated other comprehensive loss	(85,193)	(30,160)
Accumulated earnings	695,801	624,379
Total shareholders’ equity	616,947	644,722
Total liabilities and shareholders’ equity	$1,247,556	$1,234,371

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Product revenues	$1,456,124	$1,469,076	$1,204,656
Cost of sales	1,089,693	1,117,452	931,006
Gross margin	366,431	351,624	273,650
Operating expenses:
Net research and development expenses	88,697	94,358	85,722
Selling, general and administrative expenses	155,108	155,579	132,693
Restructuring expenses, net	13,110	4,739	637
Impairment of intangible assets and property and equipment	2,501	—	6,291
Impairment of goodwill	—	19,509	—
Total operating expenses	259,416	274,185	225,343
Operating income	107,015	77,439	48,307
Interest expense, net	(15,300)	(14,641)	(4,294)
Foreign currency gain (loss)	9,599	(5,918)	(6,778)
Other income (loss)	951	(1,926)	1,147
Earnings before income tax	102,265	54,954	38,382
Income tax expense	37,318	14,611	13,941
Net income	$64,947	$40,343	$24,441
Basic earnings per share	$2.08	$1.23	$0.74
Diluted earnings per share	$2.06	$1.22	$0.73
Weighted average number of shares – basic	31,293	32,778	33,126
Weighted average number of shares – diluted	31,476	33,067	33,503

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$64,947	$40,343	$24,441
Other comprehensive (loss) income:
Pension benefit obligations, net of tax	(840)	56	1,826
Foreign currency translation adjustments, net of tax	(45,266)	13,439	(14,081)
Unrealized (loss) gain on foreign currency derivative securities, net of tax	(8,927)	2,834	2,693
Unrealized loss on commodity derivative securities, net of tax	—	—	(5)
Other comprehensive (loss) income, net of tax	(55,033)	16,329	(9,567)
Comprehensive income	$9,914	$56,672	$14,874

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance at December 31, 2021	33,008	$118,646	$5,866	$(36,922)	$566,216	$653,806
Net income	—	—	—	—	24,441	24,441
Other comprehensive loss	—	—	—	(9,567)	—	(9,567)
Stock compensation, net	194	4,012	(419)	—	—	3,593
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	40,343	40,343
Other comprehensive income	—	—	—	16,329	—	16,329
Stock compensation, net	129	9,147	(68)	—	—	9,079
Stock repurchase	(1,789)	(81,302)	(5,379)	—	(6,621)	(93,302)
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	64,947	64,947
Other comprehensive loss	—	—	—	(55,033)	—	(55,033)
Stock compensation, net	266	14,153	(1,055)	—	(179)	12,919
Stock repurchase	(1,019)	(62,607)	5,345	—	6,654	(50,608)
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$64,947	$40,343	$24,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,975	50,948	44,394
Deferred income taxes	10,580	(13,072)	(7,322)
Stock based compensation	10,432	11,627	6,599
Provisions for inventory	6,437	6,867	15,923
Impairment of intangible assets and property and equipment	2,501	—	6,291
(Gain) loss on disposition of property and equipment	(1,603)	721	771
Impairment of goodwill	—	19,509	—
Other	(1,156)	2,920	721
Changes in assets and liabilities:
Accounts receivable, net	(12,077)	(4,195)	(44,221)
Inventory	(34,195)	6,907	(40,322)
Other assets	(44,696)	(26,179)	(11,906)
Accounts payable	16,222	31,029	28,314
Other liabilities	39,279	(8,160)	(8,736)
Net cash provided by operating activities	109,646	119,265	14,947
Investing Activities:
Purchases of property and equipment	(73,314)	(37,602)	(39,703)
Proceeds from the sale of property and equipment	7,862	391	248
Acquisition of businesses, net of cash acquired	—	—	(205,487)
Proceeds from deferred purchase price of factored receivables	12,876	13,903	5,538
Cost of technology investments	(955)	(815)	(495)
Net cash used in investing activities	(53,531)	(24,123)	(239,899)
Financing Activities:
Borrowings on debt	68,000	60,000	207,000
Repayments of debt	(70,615)	(72,280)	(13,272)
Proceeds from the exercise of Common Stock options	5,791	263	1,670
Taxes withheld and paid on employees' share-based payment awards	(3,296)	(2,940)	(5,471)
Cash paid for the repurchase of Common Stock	(51,585)	(91,094)	—
Net cash (used in) provided by financing activities	(51,705)	(106,051)	189,927
Foreign currency effect	(19,949)	6,691	(1,690)
Net decrease in cash and cash equivalents	(15,539)	(4,218)	(36,715)
Cash and cash equivalents at beginning of period	149,673	153,891	190,606
Cash and cash equivalents at end of period	$134,134	$149,673	$153,891
Supplemental disclosure of cash flow information:
Cash paid for taxes	$20,837	$23,273	$21,645
Cash paid for interest	13,007	13,242	6,338
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$5,154	$7,754	$2,526
Deferred purchase price of receivables factored in the period	9,276	13,885	3,769

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is the global market leader of innovative thermal management and pneumatic comfort technologies for the automotive industry and a leader in medical patient temperature management. Automotive products include variable temperature Climate Control Seats, heated interior systems (including heated seats, steering wheels, armrests and other components), battery performance solutions, cable systems, lumbar and massage comfort solutions, fuel management valve systems and other valve systems, and other electronic devices. Our automotive products can be found on vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Medical products include patient temperature management systems. Our medical products can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

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

Automotive Revenues

The Company generates revenue from the production of automotive parts sold to its customers under long-term supply agreements (“LTAs”). The duration of an LTA is generally consistent with the life cycle of a vehicle; however, a LTA does not reach the level of a performance obligation until Gentherm receives either a purchase order and/or a materials release from its customer for a specific number of production parts at a specified price, at which point an enforceable contract exists. Revenue is recognized when control of the production parts has transferred to the customer according to the terms of the contract, which typically occurs at a point in time when the parts are shipped or delivered to the customer’s premises.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring production parts. Transaction price is determined based on the price and quantity of parts specified in the contract with the customer at the time of shipment, adjusted for discrete price adjustments and consideration payable to a customer. Discrete price reductions may occur to remain competitive with market prices. These price reductions are negotiated based on changes in product specifications, product content/cost or other commercial factors. Some of these amounts include estimates of variable consideration which are recorded at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations.

From time to time, the Company provides cash incentives to customers in exchange for new business awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promises in the contract, and other relevant facts and circumstances. When the Company concludes that the payment is incurred only if the new business is obtained and the Company expects to recover the amounts from the customer over the term of the new business arrangement, the Company recognizes these payments as an asset. The Company amortizes the asset as a reduction of revenue as products related to the payment are transferred to the customer, based on the total amount of products expected to be sold over the term of the arrangement (generally 5 to 10 years following start of production). The Company evaluates the amounts capitalized each reporting period for recoverability and recognizes a reduction of revenue for any amounts that are no longer expected to be recovered over the term of the business arrangement. Payments to customers that are not capitalized are recognized as a reduction to revenue at the time of the commitment to make such payments.

As of December 31, 2024 and 2023, total capitalized payments to customers were $14,276 and $7,305, respectively.

There have been no impairment losses in relation to the costs capitalized. During the year ended December 31, 2024 and 2023, $447 and $179, respectively, was amortized into product revenues.

The Company has no material contract assets or contract liabilities as of December 31, 2024.

Medical Revenues

Revenues from our patient temperature management business unit are generated from the sale of products and equipment. Our medical products and equipment focus on patient temperature management. The Company sells medical products and equipment

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

primarily through distributor and group purchasing organization agreements. These agreements allow member participants to the distributor or group purchasing organization to make purchases at discounted prices negotiated by the distributor or group purchasing organization. A rebate is incurred at the point in time a member participant purchases product covered under these types of agreements. Rebates are accounted for as variable consideration, using an expected value, probability weighted approach, based on the level of sales to the distributor and the time lag between the initial sale and the rebate claim in determining the transaction price of a contract. Revenue is recognized when control of the medical products or equipment has transferred to the customer according to the terms of the contract, which typically occurs at the point in time when the parts are either shipped or delivered to the customer’s premises.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The Company had cash and cash equivalents of $106,905 and $125,251 held in foreign jurisdictions as of December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

The following is a summary of the percentage of product revenues and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Product Revenues			Percentage of Total Net Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023
Lear	16%	15%	16%	16%	17%
Adient	11%	13%	15%	11%	19%

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company establishes and maintains allowances for the inability or unwillingness of customers to make required payments on their accounts receivable balances. These allowances reflect management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical write-off experience by industry and regional economic data, as well as current conditions and forecasts that affect the collectability of the reported amount. We write-off accounts receivable when they become uncollectible. As of December 31, 2024 and 2023, the Company’s accounts receivable are reflected net of reserves of $1,605 and $1,171, respectively. Changes in the allowance for doubtful accounts were not significant during the years ended December 31, 2024 and 2023.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Expenditures for general repairs and maintenance are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as operating income or expense.

Depreciation is computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Buildings and improvements	1 to 30 years
Plant and equipment	10 years
Production tooling	2 to 10 years
Leasehold improvements	Term of lease
Information technology	1 to 5 years

The Company recognized depreciation expense of $45,503, $42,186 and $33,730 for the years ended December 31, 2024, 2023 and 2022, respectively.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in other current assets in the accompanying consolidated balance sheets at the lower of accumulated cost or the customer reimbursable amount. As of December 31, 2024 and 2023, the Company had $19,740 and $16,877, respectively, of reimbursable tooling costs capitalized. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to ten years.

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

Valuation of Long-lived Assets

The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset’s estimated fair value, reduced for the cost to dispose of the asset.

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

Investments in Non-consolidated Affiliates

During 2021, the Company’s Automotive segment invested $5,200 for an ownership interest in Carrar Ltd. (“Carrar”), an Israel-based technology developer of advanced thermal management systems for the electric mobility market. In June 2023, the Company made an additional investment in Carrar of $500. In December 2023, we recorded a non-cash impairment charge of $2,900 in other income (loss). In 2024 there was an increase in the fair value of the Company's investment in Carrar of $1,097 due to observable transactions, resulting in a carrying value of $3,897 as of December 31, 2024. The Company determined that Carrar is a VIE; however, the Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of the investment. Therefore, the Company has concluded that it is not the primary beneficiary.

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

In December 2021, the Company committed to make a $5,000 investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten-year life of the fund. The Company has made contributions totaling approximately $1,765 to the Autotech Fund III, L.P. as of December 31, 2024. This fund focuses broadly on the automotive industry and compliments the Company’s innovation strategy.

Research and Development Expenses

Research and development activities are expensed as incurred. Such costs and related reimbursements are classified as net research and development expenses in the accompanying consolidated statements of income.

Leases

The Company determines whether a contractual arrangement is or contains a lease at contract inception. A lease liability and corresponding right-of-use asset are measured and recognized based on the present value of lease payments. To determine the present value of lease payments, the Company uses its incremental borrowing rate as of the lease commencement date, unless there is a rate implicit in the lease agreement. The incremental borrowing rate is based on the Company’s credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term (the “reference rate”). For leases at foreign subsidiaries denominated in U.S. Dollars, a risk premium associated with the borrower subsidiary’s country is added to the reference rate. For significant leases at foreign subsidiaries denominated in a foreign currency, the U.S. Dollar risk free rate with a duration similar to that of the lease term is subtracted from the reference rate and a corresponding foreign currency risk free rate with a duration similar to that of the lease term is added to the reference rate.

Operating lease assets are included in operating lease right-of-use assets and the related liabilities are included in current lease liabilities and non-current lease liabilities in the accompanying consolidated balance sheets. Assets under finance leases are included in property and equipment, net, and the related liabilities are included in current maturities of long-term debt, and long-term debt on the Company’s consolidated balance sheets.

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

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At December 31, 2024 and 2023, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Stock Based Compensation

Stock based payments that involve the issuance of Common Stock to employees, including grants of employee stock options, restricted stock, and time-based and performance-based restricted stock units, are recognized in the consolidated financial statements as compensation expense based upon the fair value on the date of grant.

Stock based payments that are satisfied only by the payment of cash, such as stock appreciation rights, are accounted for as liabilities. The liability is reported at market value of the vested portion of the underlying units. During each period, the change in the liability is recorded as compensation expense.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are included within each reported measure of segment profit or loss and regularly reviewed by the chief operating decision maker ("CODM"), the title and position of the CODM, clarification regarding the CODM's use of multiple measures of a segment's profit or loss in assessing segment performance (this must include a measure that is consistent with the measurement principles under GAAP, but may also include additional measures of a segment's profit or loss), and a description of the composition of amounts within an "Other" segment line item. Further, ASU 2023-07 requires that all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be provided in interim periods. The Company adopted ASU 2023-07 as of December 31, 2024. See Note 20, “Segment Reporting” for the disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ". ASU 2024-03 enhances disclosures around certain costs and expenses. This update is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. ASU 2024-03 should be adopted retrospectively to all periods presented in the financial statements and early adoption is permitted. We are currently in the process of determining the impact the implementation of ASU 2024-03 will have on the Company’s financial statement disclosures.

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

Year Ended December 31,
2022
Product revenues	$1,348,295
Net income	17,645

Jiangmen Dacheng Medical Equipment Co. Ltd

On July 13, 2022, the Company acquired 100% of the equity interests of Jiangmen Dacheng Medical Equipment Co. Ltd (“Dacheng”) and its wholly owned subsidiary, IOB Medical, Inc. Dacheng, is a manufacturer of medical materials and medical equipment, including patient temperature management solutions, for numerous local and international customers. The total consideration was $35,048. The results of Dacheng's operations are reported within the Medical segment from the acquisition date.

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

2023 Manufacturing Footprint Rationalization

On September 19, 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint through the closure and relocation of its existing manufacturing facility in Greenville, South Carolina to a new facility in Monterrey, Mexico.

During the year ended December 31, 2024, the Company completed the sale of its Greenville, South Carolina manufacturing facility, resulting in a gain on sale of $1,927. The gain on sale was recorded as a reduction of restructuring expenses, net in the consolidated statements of income.

During the year ended December 31, 2024, the Company also recognized restructuring expense of $1,839 for employee separation costs and $2,381 for other costs.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the year ended December 31, 2023, the Company recognized restructuring expense of $538 for employee separation costs and $159 for other costs.

Since the inception of this program, the Company has recorded $2,990 of restructuring expenses, net, related to employee severance, retention termination costs, accelerated depreciation of fixed assets, gain on sale and other transition costs. The remaining actions under this 2023 Plan, including the consolidation of our original manufacturing site in Monterrey, Mexico into our new facility, are expected to be substantially completed by the end of 2025. The Company expects to incur less than $1,000 of additional restructuring costs for the 2023 Plan.

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the year ended December 31, 2024, the Company’s Automotive segment recognized $6,216 for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the year ended December 31, 2024, the Company’s Automotive segment recognized $1,965 for employee separation costs and $474 for other costs related to the relocation of electronic component manufacturing in Germany to a manufacturing facility in China.

During the year ended December 31, 2024, the Company recognized $876 for employee separation costs and $1,286 for other costs related to all other restructuring actions. These other restructuring actions are focused on the reduction of global overhead costs.

The Company expects to incur less than $1,000 of additional restructuring costs for the other restructuring actions that have been approved as of December 31, 2024.

During the years ended December 31, 2023 and 2022, the Company recognized $3,208 and $56 for employee separation costs, respectively, and $834 and $581 for other costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

Restructuring Expenses, net by Reporting Segment

Restructuring expenses, net by reporting segment for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Automotive	$12,238	$3,187	$637
Medical	20	363	—
Corporate	852	1,189	—
Total	$13,110	$4,739	$637

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restructuring Liability

The following table summarizes restructuring activity for all restructuring initiatives for the years ended December 31, 2024 and 2023:

	Employee Separation Costs	Other Related Costs, net (a)	Total
Balance at December 31, 2022	$588	$—	$588
Additions, charged to restructuring expenses, net	3,892	993	4,885
Change in estimate	(146)	—	(146)
Cash payments	(2,224)	(878)	(3,102)
Non-cash utilization	—	(115)	(115)
Currency translation and other	40	—	40
Balance at December 31, 2023	$2,150	$—	$2,150
Additions, charged to restructuring expenses, net	10,896	2,214	13,110
Cash payments	(9,593)	(1,333)	(10,926)
Non-cash utilization	—	(881)	(881)
Currency translation and other	(165)	—	(165)
Balance at December 31, 2024	$3,288	$—	$3,288
(a)
Includes gain on sale of the Greenville facility

Exit of Non-Automotive Electronics Business

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business to strengthen the Company’s core business and focus its resources and equipment with businesses and investments that are more strategic and profitable. The Company has substantially completed the exit of this business.

During the year ended December 31, 2024, the Company recorded a benefit of $4,554 for the sale of previously reserved inventory. This benefit is recorded in product revenues in the accompanying consolidated statements of income.

During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $6,064 for the write down of inventory. This charge is recorded in cost of sales in the accompanying consolidated statements of income.

During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9,378, $5,601 and $690 for write downs of inventory, intangible assets and property and equipment, respectively. Write downs of inventory are recorded in cost of sales and write downs of intangible assets and property and equipment are recorded in impairment of intangible assets and property and equipment in the accompanying consolidated statements of income.

Subsequent Events

In February 2025, the Company committed to additional restructuring plans intended to further optimize its manufacturing footprint by realigning its manufacturing capacity. As a result of these plans, the Company will close its facility in Plzeň, Czech Republic and relocate the manufacturing activities into other existing facilities within the region. Additionally, in Asia, we will relocate certain manufacturing activities from our facility in Shanghai, China to our new facility in Tianjin, China.

In connection with these plans, the Company expects to incur total costs of between $13,000 and $21,000. The total expected costs include employee severance, retention and termination costs of between $7,000 and $11,000 and capital expenditures of between $3,000 and $5,000. The Company also expects to incur other transition costs including recruiting, relocation, and machinery and equipment move and set up costs of between $3,000 and $5,000.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Details of Certain Financial Statement Components

	December 31,
	2024	2023
Inventory:
Raw materials, net	$137,511	$126,013
Work in process, net	19,059	15,704
Finished goods, net	70,786	64,175
Total inventory, net	$227,356	$205,892
Other current assets:
Income tax and other tax receivable	$20,611	$16,017
Billable tooling	19,740	16,877
Notes receivable	11,190	18,226
Prepaid expenses	6,305	7,889
Receivables due from factor	1,111	4,422
Short-term derivative financial instruments	719	10,717
Other	4,737	4,272
Total other current assets	$64,413	$78,420
Property and equipment:
Machinery and equipment	$260,578	$236,277
Buildings and improvements	117,953	130,374
Information technology	45,157	41,543
Production tooling	37,765	28,033
Leasehold improvements	23,262	12,269
Construction in progress	36,846	27,461
Total property and equipment	521,561	475,957
Less: accumulated depreciation	(268,591)	(230,723)
Total property and equipment, net	$252,970	$245,234
Other current liabilities:
Accrued employee liabilities	$42,277	$43,176
Income tax and other taxes payable	26,385	19,327
Liabilities from discounts and rebates	20,501	22,916
Restructuring	3,288	2,150
Accrued warranty	3,507	3,945
Short-term derivative financial instruments	2,037	—
Other	7,829	9,291
Total other current liabilities	$105,824	$100,805

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7 — Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2024 and 2023 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2022	$73,069	$46,705	$119,774
Impairment of goodwill	—	(19,509)	(19,509)
Currency translation and other	3,627	181	3,808
Balance as of December 31, 2023	$76,696	$27,377	$104,073
Currency translation and other	(3,942)	(528)	(4,470)
Balance as of December 31, 2024	$72,754	$26,849	$99,603

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of December 31, 2024 and 2023 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$109,608	$(67,787)	$(5,477)	$36,344
Technology	43,458	(29,976)	(24)	13,458
Product development costs	18,019	(17,849)	—	170
Software development	1,007	(201)	—	806
Indefinite-lived:
Tradenames	7,003	—	(530)	6,473
Balance as of December 31, 2024	$179,095	$(115,813)	$(6,031)	$57,251

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$115,465	$(67,923)	$(5,814)	$41,728
Technology	45,861	(29,292)	(25)	16,544
Product development costs	19,434	(19,270)	—	164
Software development	1,007	—	—	1,007
Indefinite-lived:
Tradenames	7,039	—	—	7,039
Balance as of December 31, 2023	$188,806	$(116,485)	$(5,839)	$66,482

During the first quarter of 2024, we recorded a non-cash impairment charge of $530 for one of our Medical tradenames.

As of December 31, 2022, the estimated fair value of the Medical reporting unit exceeded its carrying value by less than 10%. During the second quarter of 2023, the Company’s Medical reporting unit did not perform in-line with forecasted results primarily driven by slower than anticipated revenue growth. As a result, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit, and accordingly an impairment expense was recorded for $19,509. The Company performed its annual assessment of the Medical reporting unit goodwill as of December 31, 2024 and 2023 utilizing quantitative approaches and determined the fair value of the Medical reporting unit exceeded its carrying value at each date.

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

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. We are not presently aware of any other events or circumstances that would require us to revise the carrying value of our goodwill or other intangible assets as of December 31, 2024.

A total of $7,019, $8,290, and $9,018 in other intangible assets were amortized in 2024, 2023 and 2022, respectively.

An estimate of future amortization of other intangible assets, is as follows:

2025	$6,860
2026	6,424
2027	6,337
2028	6,276
2029	5,598

Note 8 — Leases

The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. Certain real estate leases are for land which have a remaining lease term of one to 38 years, and some of these arrangements have an end date that is at the discretion of the lessee. Excluding land leases, our leases have remaining lease terms ranging from less than one year to nine years and may include options to extend the lease. We do not have lease arrangements with related parties.

Components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Lease cost:
Operating lease cost	$10,747	$9,606	$8,040
Amortization of ROU assets - finance leases	370	390	168
Interest on lease liabilities - finance leases	14	28	16
Short-term lease cost	3,684	2,651	1,773
Sublease income	—	—	(101)
Total lease cost	$14,815	$12,675	$9,896

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Other information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,428	$9,249
Operating cash flows for finance leases	14	81
Financing cash flows for finance leases	383	390
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$30,720	$4,704

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	9.3 years	5.6 years
Finance leases	1.5 years	1.9 years
Weighted average discount rate:
Operating leases	6.09%	4.96%
Finance leases	3.46%	3.53%

A summary of operating leases as of December 31, 2024, under all non-cancellable operating leases with terms exceeding one year is as follows:

2025	$9,285
2026	7,450
2027	5,701
2028	5,208
2029	4,911
2030 or later	26,593
Total future minimum lease payments	59,148
Less imputed interest	(14,579)
Total	$44,569

A summary of finance leases as of December 31, 2024, under all non-cancellable finance leases with terms exceeding one year is as follows:

2025	$137
2026	64
Total	$201

As of December 31, 2024 the Company has various operating leases that have not yet commenced with future undiscounted payments of $19,878. These operating leases will commence in 2025 and have initial lease terms of two to 15 years. The most significant of these leases relates to the Company's new corporate headquarters building in Novi, Michigan. In connection with our move to a new location, we completed the sale of our former headquarters building in Northville, Michigan in January 2025. The sale resulted in cash proceeds of $3,740 and is expected to result in a loss on sale of $2,311 that will be recognized in the first quarter of 2025.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9 — Debt

The following table summarizes the Company’s debt as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
U.S. Revolving Note (U.S. Dollar denominations)	5.86%	$220,000	6.58%	$222,000
Other loans	—	—	3.90%	233
Finance leases	3.46%	201	3.53%	605
Total debt		220,201		222,838
Current maturities		(137)		(621)
Long-term debt, less current maturities		$220,064		$222,217

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

The Second Amended and Restated Credit Agreement provides for a $500,000 secured revolving credit facility (the “Revolving Credit Facility”) (a $25,000 increase from the revolving credit facility under the Amended and Restated Credit Agreement), with a $50,000 sublimit for swing line loans and a $15,000 sublimit for the issuance of standby letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Second Amended and Restated Credit Agreement. The Company had $2,838 of outstanding letters of credit issued as of December 31, 2024 and no outstanding letters of credit issued as of December 31, 2023.

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

The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of December 31, 2024, the Company was in compliance with the terms of the Second

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement additionally contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Revolving Credit Facility may be accelerated and may become immediately due and payable.

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

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $280,000 remained available as of December 31, 2024 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are amortized into interest expense over the term of the Revolving Credit Facility. In addition, unamortized deferred debt issuance costs of $144 were written off and recognized in interest expense, net during the twelve months ended December 31, 2022.

The scheduled principal maturities of our debt as of December 31, 2024 were as follows:

	U.S. Revolving Note	Other Debt	Total
2025	$—	$137	$137
2026	—	64	64
2027	220,000	—	220,000
2028	—	—	—
2029	—	—	—
Total	$220,000	$201	$220,201

Note 10 — Pension and Other Post Retirement Benefit Plans

The Company maintains a U.S. defined benefit pension plan covering a former Company executive (“U.S. Plan”) and a German defined benefit pension plan covering certain retired executive employees of the Company’s wholly owned subsidiary, Gentherm GmbH (“German Plan”).

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2024, 2023 and 2022 were as follows:

	U.S. Plan			German Plan
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	101	115	56	234	217	92
Expected return on plan assets	—	—	—	(130)	(115)	(109)
Amortization of prior service cost and actuarial loss	—	—	22	19	23	114
Net periodic benefit cost	$101	$115	$78	$123	$125	$97
Assumptions:
Discount rate	4.45%	4.65%	1.80%	4.56%	4.10%	1.08%
Long-term return on assets	N/A	N/A	N/A	3.20%	3.20%	2.90%

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2024 and 2023 is as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Change in projected benefit obligation:
Balance at beginning of year	$2,602	$2,811	$5,406	$5,398
Interest cost	101	115	234	217
Paid pension distributions	(342)	(342)	(256)	(290)
Actuarial (gain) loss	(30)	18	1,259	(89)
Exchange rate impact	—	—	(362)	170
Balance at end of year	$2,331	$2,602	$6,281	$5,406
Change in plan assets:
Balance at beginning of year	$—	$—	$4,145	$3,918
Actual return on plan assets	—	—	104	98
Contributions	—	—	—	—
Paid pension distributions	—	—	—	—
Exchange rate impact	—	—	(244)	129
Balance at end of year	$—	$—	$4,005	$4,145

Underfunded Status	$(2,331)	$(2,602)	$(2,276)	$(1,261)

Balance sheet classification:
Other current liabilities	$(342)	$(357)	$(248)	$(297)
Pension benefit obligation	(1,989)	(2,245)	(2,028)	(964)
Accumulated other comprehensive loss (pre-tax):
Actuarial losses	194	223	2,063	899

Assumptions:
Discount rate	4.85%	4.45%	3.38%	4.56%

Pre-tax amounts included in AOCI that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2025 are as follows:

	U.S Plan	German Plan
Actuarial losses	$—	$71

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The accumulated benefit obligations were as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Accumulated benefit obligation	$2,331	$2,602	$6,281	$5,406

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

Contributions

We do not expect contributions to be paid to the U.S. Plan or the German Plan during the next fiscal year.

The schedule of future expected pension payments is as follows:

	Projected Pension Benefit Payments
Year	U.S Plan	German Plan
2025	$342	$248
2026	342	249
2027	342	249
2028	342	247
2029	342	1,628
2030-2033	1,026	1,565
Total	$2,736	$4,186

Defined Contribution Plans

The Company also sponsors defined contribution plans for eligible employees. On a discretionary basis, the Company matches a portion of the employee contributions and or makes additional discretionary contributions. Gentherm recognized costs of $2,264, $2,344 and $1,984 related to contributions to its defined contribution plans during the years ended December 31, 2024, 2023 and 2022, respectively.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of December 31, 2024 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

Product Liability and Warranty Matters

Our products subject us to warranty claims and, from time to time, product liability claims based on the Company’s products alleged failure to perform as expected or resulting in alleged bodily injury or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains warranty and product liability insurance coverage at levels based on commercial norms and historical claims experience. The Company can provide no assurances that it will not experience material warranty or product liability claims or liabilities in the future or that it will not incur significant costs to defend such claims.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$3,945	$2,380
Warranty claims paid	(6,382)	(2,252)
Warranty expense for products shipped during the current period	5,812	3,955
Adjustments to warranty estimates from prior periods	247	(174)
Adjustments due to currency translation	(115)	36
Balance at end of year	$3,507	$3,945

Employees

Approximately 35% of the Company’s workforce are members of industrial trade unions or worker councils and are employed under the terms of various labor agreements. In 2025, certain agreements will require a vote on the terms of their respective labor contracts.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12 — Supplier Finance Program

Beginning in 2024, the Company became party to a supplier finance program with a third-party service provider (“Service Provider”), pursuant to which the Company has offered the opportunity to participate to certain of the Company's suppliers. The Company has no economic interest in a supplier’s participation and the Company has not pledged any assets to the Service Provider under this program.

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to discount one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of December 31, 2024, the Company had outstanding payment obligations to participating suppliers of $21,232 confirmed under the program. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated statements of cash flows.

The following is a reconciliation of the changes in confirmed obligations to participating suppliers:

Year Ended December 31,
2024
Outstanding at beginning of year	$—
Invoices confirmed	90,343
Invoices settled	(69,111)
Outstanding at end of year	$21,232

Note 13 — Earnings Per Share

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

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Net income	$64,947	$40,343	$24,441

Basic weighted average shares of Common Stock outstanding	31,293,113	32,778,055	33,126,202
Dilutive effect of stock options, restricted stock awards and restricted stock units	183,373	288,862	376,952
Diluted weighted average shares of Common Stock outstanding	31,476,486	33,066,917	33,503,154

Basic earnings per share	$2.08	$1.23	$0.74
Diluted earnings per share	$2.06	$1.22	$0.73

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

See Note 18, "Accounting for Stock Based Compensation," for information about the Company’s different equity incentive plans.

Note 14 —Financial Instruments

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2024 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$126,496	Other current assets	$—	Other current liabilities	$2,037	$(2,037)
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$719	Other current liabilities	$—	$719

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2023 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$101,109	Other current assets	$8,655	Other current liabilities	$—	$8,655
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$2,062	Other current liabilities	$—	$2,062

Information related to the effect of derivative instruments in the consolidated statements of income is as follows:

		Year Ended December 31,
	Location	2024	2023	2022
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$3,717	$8,630	$1,458
	Other comprehensive (loss) income	(11,259)	3,483	3,496
Total foreign currency derivatives		$(7,542)	$12,113	$4,954

Commodity derivatives	Cost of sales – income	$—	$—	$19
	Other comprehensive (loss) income	—	—	(6)
Total commodity derivatives		$—	$—	$13

Derivatives Not Designated as Hedging Instruments
Foreign currency derivatives	Foreign currency gain (loss)	$—	$—	$(3,806)
Total foreign currency derivatives		$—	$—	$(3,806)

Interest rate contracts	Interest expense, net	$(1,343)	$(710)	$2,772
Total interest rate derivatives		$(1,343)	$(710)	$2,772

The Company did not incur any hedge ineffectiveness during the years ended December 31, 2024 and 2023.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Accounts Receivable Factoring

The Company previously sold certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements was considered an off-balance sheet arrangement to the Company and was accounted for as a true sale and excluded from accounts receivable in the consolidated balance sheets. These factoring arrangements included a deferred purchase price component in which a portion of the purchase price for the receivable was paid by the financial institution in cash upon sale and the remaining portion was recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in other current assets within the consolidated balance sheets. Cash proceeds received upon the sale of the receivables are included in net cash provided by operating activities and the cash proceeds received on the deferred purchase price receivables are included in net cash used in investing activities. During the year ended December 31, 2024, the factoring agreements the Company was party to either expired or were terminated.

Receivables factored and availability under receivables factoring agreements balances as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Receivables factored and outstanding (a)	$755	$18,532
(a)
During the year ended December 31, 2024, the factoring agreements the Company was party to either expired or were terminated. As of December 31, 2024 there were remaining receivables factored and outstanding that will be collected in the future, however, no further factoring can occur under these factoring agreements.

Trade receivables sold and factoring fees incurred during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Trade receivables sold	$98,761	$135,116
Factoring fees incurred	615	800

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Items Measured at Fair Value on a Recurring Basis

Except for derivative financial instruments (see Note 14) and pension plan assets (see Note 10), the Company has no material financial assets and liabilities that are carried at fair value at December 31, 2024 and 2023. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third-party to assist in the Level 3 fair value estimates of goodwill of the Medical reporting unit (see Note 7). The estimated fair value was based on third-party valuation and management’s estimate, generally utilizing income and market approaches. As of December 31, 2024, and December 31, 2023, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of December 31, 2024, and 2023, the carrying values of the indebtedness under the Company’s Credit Agreement were not materially different than their estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 9). The carrying amounts of financial instruments comprising cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturities of these instruments.

Note 16 — Equity

Common Stock

The Company is authorized to issue up to 59,991,000 shares, of which 55,000,000 shares shall be Common Stock, without par value, and 4,991,000 shall be Preferred Stock, without par value. As of December 31, 2024, an aggregate of 30,788,639 shares of its Common Stock were issued and outstanding. As of December 31, 2024, there are no preferred stock shares issued or outstanding. The Common Stock is listed on the Nasdaq Global Select Market under the symbol, “THRM”, and has the following rights and privileges:

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

During the year ended December 31, 2024, the Company repurchased $20,000 in the open market under the 2020 Stock Repurchase Program with an average price paid per share of $52.65.

On November 1, 2023, following the above-noted extension, the Company entered into a Confirmation of Issuer Forward Repurchase Transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for the Company to purchase shares of Common Stock in an aggregate amount of $60,000 (the “ASR Repurchase Amount”) under the 2020 Stock Repurchase Program.

Under the terms of the ASR Agreement, on November 2, 2023, the Company paid $60,000 to Bank of America for an initial purchase of approximately 1.22 million shares of Common Stock, representing 80% of ASR Repurchase Amount. The final settlement date occurred in the second quarter of 2024. During the year ended December 31, 2024, the Company paid $286 in cash as the final settlement of the ASR Agreement. The 2020 Stock Repurchase Program had $17,491 of repurchase authorization remaining at the time of expiration.

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

During the year ended December 31, 2024, the Company repurchased $29,883 under the 2024 Stock Repurchase Program with an average price paid per share of $46.73. The 2024 Stock Repurchase Program had $120,117 of repurchase authorization remaining as of December 31, 2024.

Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $502 was charged to common stock for the year ended December 31, 2024.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 17 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Commodity Hedge Derivatives	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$—	$5,681		$(30,160)
Other comprehensive loss before reclassifications	(1,242)	(45,519)	—	(3,648)		(50,409)
Income tax effect of other comprehensive loss before reclassifications	335	253	—	784		1,372
Amounts reclassified from accumulated other comprehensive loss into net income	91	—	—	(7,611)	a	(7,520)
Income taxes reclassified into net income	(24)	—	—	1,548		1,524
Net current period other comprehensive loss	(840)	(45,266)	—	(8,927)		(55,033)
Balance at December 31, 2024	$(1,851)	$(80,096)	$—	$(3,246)		$(85,193)

(a)
The amounts reclassified from accumulated other comprehensive loss are included in cost of sales. See Note 14 for information related to the effect of foreign currency derivative instruments on our consolidated statements of income.

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

(a)
The amounts reclassified from accumulated other comprehensive loss are included in cost of sales. See Note 14 for information related to the effect of foreign currency derivative instruments on our consolidated statements of income.

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

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of December 31, 2024 to be reclassified into earnings during the next twelve months. See Note 14, "Financial Instruments," for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 18 — Accounting for Stock Based Compensation

On May 18, 2023 the Company’s shareholders approved the Gentherm Incorporated 2023 Equity Incentive Plan (the “2023 Equity Plan”), covering 3,730,000 shares of the Common Stock, plus the number of shares of Common Stock that, as of the effective date of the 2023 Equity Plan, that were subject to awards granted under the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Equity Plan”) and that, on or after the effective date of the 2023 Equity Plan, were forfeited, surrendered, terminated (other than by exercise), cancelled, lapsed or reacquired by the Company prior to vesting, without the delivery of any shares of Common Stock, and otherwise comply with the recycling provisions of the 2013 Equity Plan and 2023 Equity Plan. The 2023 Equity Plan permits the granting of various awards including stock options (including both nonqualified stock options and incentive stock options), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance stock units (including performance-based RSUs under the 2013 Equity Plan, "PSUs") and performance units, and other awards to employees, outside directors and consultants and advisors of the Company. As of December 31, 2024, the Company had an aggregate of 3,448,234 shares of Common Stock available to issue under the 2023 Equity Plan.

During the three-year period ended December 31, 2024, the Company has outstanding stock options, SARs, restricted stock awards and RSUs to employees, directors and consultants. These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement. For equity-based awards with a service condition, the requisite service period typically ranges between two to four years for employees and consultants and one year for directors. As of December 31, 2024, there were 279,841 PSUs outstanding. These awards cliff vest after three-years based on the Company’s achievement of one of five separate performance metrics: a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year; a target three-year cumulative Adjusted EBITDA (“Adjusted EBITDA”), as defined in the award agreement; a target annual and three-year growth in the expansion of Adjusted EBITDA Margin Rate (“Adjusted EBITDA Margin Rate”), as defined in the award agreement (as modified by the Company’s relative total shareholder return); the Company’s relative total shareholder return (“TSR”), as defined in the award agreement, during a specific three-year measurement period; and a target relative revenue growth relative to light vehicle production in the Company's relevant markets ("RRG"), as defined in the award agreement, during a specific three-year measurement period (in certain cases, as modified by the Company’s relative total shareholder return). In each case, awards will be earned at 50% of the target number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

or between target and stretch performance goals. All other outstanding, unvested equity-based awards were service based. Equity-based award vesting may be accelerated at the discretion of the Board under conditions specified in the 2023 Equity Plan and the 2013 Equity Plan.

Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of relative TSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion award. A third party was engaged to complete a Monte Carlo simulation to account for the market condition. That simulation takes into account the beginning stock price of our Common Stock, the expected volatilities for the relative TSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the relative TSR feature. The grant date fair value of the other PSUs and RSUs are calculated as the closing price of our Common Stock as quoted on Nasdaq on the grant date multiplied by the number of shares subject to the award. Each of ROIC, Adjusted EBITDA, Adjusted EBITDA Margin Rate and RRG are considered a performance condition and the grant-date fair value for ROIC PSUs, Adjusted EBITDA PSUs, Adjusted EBITDA Margin Rate and RRG PSUs correspond with management's expectation of the probable outcome of the performance condition as of the grant date. The Adjusted EBITDA Margin Rate PSUs and the RRG PSUs granted in 2024 are also subject to a relative TSR modifier that can adjust the total payout of PSUs by -25% if performance does not reach threshold or +25% if performance exceeds maximum. Therefore, the grant date fair value of the Adjusted EBITDA Margin Rate PSUs and RRG PSUs for 2024 were further impacted by the fair value of the relative TSR modifier.

The total recognized and unrecognized stock based compensation expense is as follows:

Stock Based Compensation Expense	2024	2023	2022	Unrecognized Stock Based Compensation Expense at December 31, 2024	Remaining Weighted Average Vesting Period
RSUs	$6,871	$6,216	$5,551	$7,395	1.92
PSUs	2,454	4,661	954	7,795	1.98
Restricted Stock	1,115	878	888	402	0.37
SARs	(8)	(128)	(794)	—	—
Total stock based compensation	$10,432	$11,627	$6,599	$15,592	1.91

The related deferred tax benefit (expense) for the years ended December 31, 2024, 2023 and 2022 was $1,485, $1,794, and $(444), respectively. If Gentherm were to realize expired stock based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

RSUs

The following table summarizes RSU activity during the years ended December 31, 2024, 2023 and 2022:

Unvested Restricted Stock Units	Time Vesting Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	193,626	$56.02
Granted	117,507	66.86
Vested	(95,692)	49.85
Forfeited	(13,863)	70.52
Outstanding at December 31, 2022	201,578	$64.27
Granted	136,964	58.68
Vested	(82,695)	59.43
Forfeited	(23,986)	59.47
Outstanding at December 31, 2023	231,861	$63.19
Granted	184,959	54.20
Vested	(129,477)	64.55
Forfeited	(84,682)	57.71
Outstanding at December 31, 2024	202,661	$56.35

The total intrinsic value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $8,358, $4,915 and $4,774, respectively.

PSUs

The following table summarizes PSU activity during the years ended December 31, 2024, 2023 and 2022:

Unvested Performance Stock Units	Performance Stock Unit Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	319,336	$57.27
Granted	106,604	75.57
Performance Adjustment	42,746	58.30
Vested	(133,477)	52.34
Forfeited	(14,760)	65.02
Outstanding at December 31, 2022	320,449	$62.90
Granted	153,121	65.90
Performance Adjustment	(59,928)	33.90
Vested	(59,928)	49.25
Forfeited	(28,737)	65.97
Outstanding at December 31, 2023	324,977	$74.10
Granted	235,388	60.68
Performance Adjustment	(52,856)	79.49
Vested	(27,850)	92.44
Forfeited	(199,818)	61.35
Outstanding at December 31, 2024	279,841	$63.30

The total intrinsic value of PSUs vested during the years ended December 31, 2024, 2023 and 2022 was $2,574, $2,951 and $6,986, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2024, 2023 and 2022:

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	11,376	$70.33
Granted	13,600	73.54
Vested	(11,376)	70.33
Forfeited	—	—
Outstanding at December 31, 2022	13,600	$73.54
Granted	17,923	56.96
Vested	(11,900)	73.54
Forfeited	(1,700)	73.54
Outstanding at December 31, 2023	17,923	$56.96
Granted	21,296	50.72
Vested	(17,923)	56.96
Forfeited	—	—
Outstanding at December 31, 2024	21,296	$50.72

The compensation cost associated with restricted stock is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted stock vested in 2024, 2023 and 2022 was $1,021, $875 and $800, respectively.

SARs

The following table summarizes SARs activity during the years ended December 31, 2024, 2023 and 2022:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	55,600	$41.15	1.28	$2,544
Granted	—	—
Exercised	(40,850)	42.27
Forfeited	—	—
Outstanding at December 31, 2022	14,750	$38.05	1.15	$402
Granted	—	—
Exercised	(12,500)	38.05
Forfeited	—	—
Outstanding at December 31, 2023	2,250	$38.05	0.15	$32
Granted	—	—
Exercised	(2,250)	38.05
Forfeited	—	—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The total intrinsic value of SARs exercised during the years ended December 31, 2024, 2023 and 2022 was $25, $242 and $1,348, respectively.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2024, 2023 and 2022:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	206,750	$36.72	2.60	$10,375
Granted	—	—
Exercised	(44,116)	37.87
Forfeited	—	—
Outstanding at December 31, 2022	162,634	$36.41	2.68	$8,212
Granted	—	—
Exercised	(6,450)	40.79
Forfeited	(16,500)	$41.59
Outstanding at December 31, 2023	139,684	$35.59	0.90	$2,342
Granted	—	—
Exercised	(139,684)	35.59
Forfeited	—	—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $2,071, $201 and $1,582, respectively.

Note 19 — Income Taxes

The income tax provisions were calculated based upon the following components of earnings before income tax for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
(Loss) earnings before income tax:
Domestic	$(54,073)	$(37,222)	$(34,211)
Foreign	156,338	92,176	72,593
Earnings before income tax	$102,265	$54,954	$38,382

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Current income tax (benefit) expense:
Federal	$(1,181)	$3,510	$3,006
State and local	679	414	650
Foreign	27,240	23,759	17,607
Total current income tax expense	26,738	27,683	21,263
Deferred income tax (benefit) expense:
Federal	(7,944)	(7,495)	(5,971)
State and local	66	444	(213)
Foreign	18,458	(6,021)	(1,138)
Total deferred income tax expense (benefit)	10,580	(13,072)	(7,322)
Total income tax expense	$37,318	$14,611	$13,941

No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2024. In addition, deferred U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or global intangible low-taxed income provision, or they will be offset with a 100% dividend received deduction.

To the extent dividends are paid within foreign tiered subsidiaries, withholding and income taxes may be incurred upon repatriation through the chain. Taxes of $5,088 have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Germany, Ukraine, North Macedonia, Czech Republic and Malta. As of December 31, 2024, taxes have not been provided on $194,777 of undistributed earnings in various subsidiaries as those earnings have been indefinitely invested. If, in the future, these earnings were to be repatriated to foreign affiliates, additional tax provisions would be required. It is not practicable to determine the unrecognized deferred tax liability on these undistributed earnings. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$35,966	$44,053
Intangible assets	10,893	4,314
Research and development credits	5,475	7,127
Property and equipment	4,132	4,800
Valuation reserves and accrued liabilities	8,446	11,221
Capitalized research and development costs	28,318	23,658
Stock compensation	2,039	3,227
Defined benefit obligation	1,514	1,691
Inventory	717	181
Other credits	—	8,946
Other	8,707	9,154
Total deferred tax asset	106,207	118,372
Valuation allowance	(25,272)	(35,888)
Deferred tax liabilities:
Unrealized foreign currency exchange gains	$(1,092)	$—
Undistributed profits of subsidiary	(5,016)	(4,609)
Property and equipment	(10,524)	(12,627)
Intangible assets	(8,720)	—
Other	(1,383)	(1,550)
Total deferred tax liability	(26,735)	(18,786)
Net deferred tax asset	$54,200	$63,698

Reconciliations between the statutory Federal income tax rate and the effective rate of income tax expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance	(9.0)%	(3.1)%	6.4%
Effect of different tax rates of foreign jurisdictions	(0.7)%	0.9%	(4.9)%
Tax credits & deductions related to R&D	(3.7)%	(8.5)%	(10.1)%
Goodwill impairment	—	4.1%	—
Non-deductible expenses	15.7%	6.8%	14.9%
Non-deductible expenses related to acquisitions	—	—	7.0%
Other foreign, state and local taxes	2.1%	3.5%	0.7%
Tax impact of foreign income	7.5%	3.6%	4.2%
Stock option compensation	1.0%	—	(3.8)%
Audit settlements and statute expirations	11.0%	—	—
Incentive tax rates in foreign jurisdictions	(5.5)%	(1.9)%	—
Other	(2.9)%	0.2%	0.9%
Effective rate	36.5%	26.6%	36.3%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2024	Years of Expiration
U.S. state income tax	$41,396	2025-2043
Foreign	199,365	Never

As of December 31, 2024, the Company has consolidated deferred tax assets of $106,207 with a valuation allowance of $25,272 principally related to tax net operating losses, credit carryforwards and other deferred tax assets in the U.S. and various foreign jurisdictions, and certain U.S. state income tax attributes. The Company has considered historical pre-tax income or loss and the four sources of income in determining the need for a valuation allowance when the realization of its deferred tax assets are not more likely than not. The four sources of income considered are 1) taxable income in prior carryback years where carryback is allowable, 2) future reversals of existing temporary differences, 3) consideration of reasonable and prudent tax planning strategies, and 4) forecasts of future taxable income, exclusive of reversing temporary differences and carryforwards. In the cases where a valuation allowance has been recorded, the evidence described above did not result in a conclusion that the deferred tax assets are more likely than not.

The Company has NOL carryforwards in various states associated with the benefits of the state dividends received reduction and foreign royalty exclusion. The state NOL carryforwards generally expire at various dates from 2025 to 2043. We have concluded that there is not sufficient evidence these NOL carryforwards will be utilized, and thus have not recognized the benefit of these NOL carryforwards as of December 31, 2024.

At December 31, 2024, certain non-U.S. subsidiaries had gross NOL carryforwards totaling $199,365 which have no expiration date. The Company has a valuation allowance recorded of $15,263 recorded against deferred tax assets of $31,441 of the total non-U.S. subsidiaries’ net operating loss carryforwards as of December 31, 2024.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2024, the Company was no longer subject to U.S. Federal examinations by tax authorities for tax years before 2020 and was no longer subject to foreign examinations by tax authorities for tax years before 2015.

The Company currently benefits from incentive tax rates in various non-U.S. jurisdictions with expiration dates from 2025 – 2029. Certain of the Company’s Chinese subsidiaries began to benefit from a reduced corporate income tax rate in 2024 as a result of their High and New Technology Enterprises (“HNTE”) status. For the years ended December 31, 2024, 2023 and 2022, income in foreign jurisdictions with such holidays was $50,372, $8,185, and $2,414, respectively.

At December 31, 2024, 2023 and 2022, the Company had total unrecognized tax benefits of $8,266, $5,486 and $6,185, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$5,486	$6,185	$5,665
Additions based on tax position related to current year	78	87	972
Additions based on tax position related to prior year	4,587	347	433
Reductions from settlements and statute of limitation expiration	(1,636)	(1,266)	$(610)
Effect of foreign currency translation	(249)	133	(275)
Balance at end of year	$8,266	$5,486	$6,185

The Company classifies income tax-related penalties and net interest as income tax expense. In the years ended December 31, 2024, 2023 and 2022, income tax related interest and penalties were not material. It is reasonably possible that audit settlements, the conclusions of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of approximately $4,000 is reasonably possible in the next 12 months due to the statute of limitations in various taxing jurisdictions as well as conclusion ongoing tax audits.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 20 — Segment Reporting

The Company is organized under two reportable segments: Automotive and Medical.

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of automotive climate and comfort systems, cable systems, battery performance solutions, lumbar and massage comfort solutions, valve systems, and electronic and software systems.

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

The Corporate and other unallocated expenses category includes certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that the Company may choose not to allocate directly to its business segments.

Segment information is used by management, specifically our chief operating decision maker ("CODM"), the President and Chief Executive Officer, for making operating decisions for the Company. Our CODM uses operating income or loss to evaluate the performance and allocate resources for each of the Company’s segments. Operating income or loss is used to monitor budget versus actual results and year-over-year actual results to inform the decisions of how to allocate capital and resources within the Company. The measure of assets has not been disclosed for each segment as it is not regularly reviewed by the CODM.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The table below presents segment information about the reported product revenues, operating income (loss), and significant segment expenses of the Company for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Product Revenues	2024	2023	2022
Automotive	$1,406,278	$1,422,952	$1,161,616
Medical	49,846	46,124	43,040
Total	1,456,124	1,469,076	1,204,656

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	1,058,989	1,090,941	898,260
Net research and development expenses	68,787	70,778	75,137
Selling, general and administrative expenses	65,924	72,090	62,858
Restructuring expenses, net	12,238	3,187	637
Impairment of intangible assets and property and equipment	—	—	6,291
Automotive operating income	200,340	185,956	118,433

Medical
Cost of sales	25,868	24,619	24,938
Other operating expenses	21,836	24,230	22,131
Impairment of intangible assets and property and equipment	2,501	19,509	—
Medical operating loss	(359)	(22,234)	(4,029)

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	(92,966)	(86,283)	(66,097)
Total consolidated operating income	$107,015	$77,439	$48,307

Other Segment Disclosures
Depreciation and Amortization
Automotive	$47,752	$45,845	$39,815
Medical	3,542	3,654	3,344
Corporate and other unallocated expenses	1,681	1,449	1,235
Total	$52,975	$50,948	$44,394

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Automotive and Medical segment product revenues by product category for each of the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Climate Control Seat	$468,820	$482,665	$426,046
Seat Heaters	297,866	308,588	283,970
Lumbar and Massage Comfort Solutions (a)	178,584	144,923	56,980
Steering Wheel Heaters	169,763	153,943	120,949
Valve Systems (a)	105,056	106,262	41,980
Automotive Cables	73,091	79,993	76,962
Battery Performance Solutions	58,183	75,484	71,907
Electronics	33,065	40,387	44,106
Other Automotive	21,850	30,707	38,716
Subtotal Automotive segment	1,406,278	1,422,952	1,161,616
Medical segment (a)	49,846	46,124	43,040
Total Company	$1,456,124	$1,469,076	$1,204,656
(a)
Includes product revenues from acquisitions since their respective acquisition dates (see Note 4).

Revenue (based on shipment destination) by geographic area for each of the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$504,444	$537,096	$472,468
China	224,221	221,512	183,419
Germany	105,927	102,383	75,367
South Korea	104,120	115,854	94,937
Czech Republic	78,785	69,714	49,293
Slovakia	55,085	44,946	34,686
Japan	53,730	60,879	57,718
Romania	52,616	53,982	47,532
Mexico	43,327	45,733	23,233
United Kingdom	41,098	34,765	22,380
Other	192,771	182,212	143,623
Total Non-U.S.	951,680	931,980	732,188
Total Company	$1,456,124	$1,469,076	$1,204,656

Property and equipment, net, for each of the geographic areas in which the Company operates as of December 31, 2024 and 2023 is as follows:

	December 31,
Property and equipment, net	2024	2023
Mexico	$47,814	$39,943
China	44,767	45,429
United States	42,928	37,413
Germany	42,457	46,586
North Macedonia	25,374	27,675
Vietnam	20,920	21,664
Czech Republic	9,440	11,126
Hungary	7,994	9,097
Ukraine	5,174	5,986
Other	6,102	315
Total	$252,970	$245,234

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Activity		Deductions from Reserves	Balance at End of Period
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2022	$16,090	$2,482	$18,099	a	$—	$36,671
Year Ended December 31, 2023	36,671	(1,746)	963		—	35,888
Year Ended December 31, 2024	35,888	(12,004)	1,388		—	25,272

Reserve for Inventory
Year Ended December 31, 2022	$6,014	$15,923	$(133)		$(2,558)	$19,246
Year Ended December 31, 2023	19,246	6,867	3,876		(1,972)	28,017
Year Ended December 31, 2024	28,017	6,437	(346)		(13,166)	20,942
(a)
Includes amount relates to valuation allowance from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ William Presley
William Presley
President and Chief Executive Officer

Date: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ WILLIAM PRESLEY	Director, President and Chief	February 19, 2025
WILLIAM PRESLEY	Executive Officer (Principal Executive Officer)

/s/ JONATHAN DOUYARD	Executive Vice President, Chief	February 19, 2025
JONATHAN DOUYARD	Financial Officer and Treasurer (Principal Financial Officer)

/s/ NICHOLAS BREISACHER	Vice President, Chief Accounting Officer	February 19, 2025
NICHOLAS BREISACHER	(Principal Accounting Officer)

*	Director, Chairman of the Board	February 19, 2025
RONALD HUNDZINSKI

*	Director	February 19, 2025
SOPHIE DESORMIÈRE

*	Director	February 19, 2025
David Heinzmann

*	Director	February 19, 2025
LAURA KOWALCHIK

*	Director	February 19, 2025
CHARLES KUMMETH

*	Director	February 19, 2025
BETSY METER

*	Director	February 19, 2025
JOHN STACEY

*	Director	February 19, 2025
KENNETH WASHINGTON

*By:	/s/ William Presley
William Presley, Attorney-in-Fact