Form 10-Q
period 2025-03-31
Gentherm Inc
filed 2025-04-24
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

At April 18, 2025, there were 30,859,785 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$163,142	$134,134
Accounts receivable, net	284,241	258,112
Inventory:
Raw materials	143,275	137,511
Work in process	21,455	19,059
Finished goods	71,258	70,786
Inventory, net	235,988	227,356
Other current assets	80,673	64,413
Total current assets	764,044	684,015
Property and equipment, net	253,169	252,970
Goodwill	102,431	99,603
Other intangible assets, net	56,288	57,251
Operating lease right-of-use assets	57,550	43,954
Deferred income tax assets	75,867	75,041
Other non-current assets	34,897	34,722
Total assets	$1,344,246	$1,247,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243,224	$226,815
Current lease liabilities	9,535	7,517
Current maturities of long-term debt	138	137
Other current liabilities	100,333	105,824
Total current liabilities	353,230	340,293
Long-term debt, less current maturities	262,034	220,064
Non-current lease liabilities	50,795	37,052
Pension benefit obligation	3,745	4,017
Other non-current liabilities	27,914	29,183
Total liabilities	$697,718	$630,609
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,859,119 and 30,788,639 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,446	2,049
Paid-in capital	4,290	4,290
Accumulated other comprehensive loss	(56,881)	(85,193)
Accumulated earnings	695,673	695,801
Total shareholders’ equity	646,528	616,947
Total liabilities and shareholders’ equity	$1,344,246	$1,247,556

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenues	$353,854	$356,015
Cost of sales	267,389	267,262
Gross margin	86,465	88,753
Operating expenses:
Net research and development expenses	24,216	22,745
Selling, general and administrative expenses	38,478	40,721
Restructuring expenses, net	4,514	7,238
Loss on sale of land and building, net	2,196	—
Total operating expenses	69,404	70,704
Operating income	17,061	18,049
Interest expense, net	(3,555)	(3,244)
Foreign currency (loss) gain	(10,298)	2,549
Other (loss) income	(1,124)	973
Earnings before income tax	2,084	18,327
Income tax expense	2,212	3,542
Net (loss) income	$(128)	$14,785
Basic (loss) earnings per share	$(0.00)	$0.47
Diluted (loss) earnings per share	$(0.00)	$0.47
Weighted average number of shares – basic	30,779	31,544
Weighted average number of shares – diluted	30,779	31,691

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(128)	$14,785
Other comprehensive income (loss):
Pension benefit obligations	13	14
Foreign currency translation adjustments	25,428	(14,382)
Unrealized gain (loss) on foreign currency derivative securities, net of tax	2,871	(667)
Other comprehensive income (loss), net of tax	28,312	(15,035)
Comprehensive income (loss)	$28,184	$(250)

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	$(128)	$14,785
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,931	13,818
Deferred income taxes	(2,769)	(184)
Stock based compensation	2,621	3,789
Loss on disposition of property and equipment	2,338	69
Provisions for inventory	1,427	296
Other	1,082	(842)
Changes in assets and liabilities:
Accounts receivable, net	(22,597)	(14,856)
Inventory	(6,141)	(16,648)
Other assets	(27,312)	(29,226)
Accounts payable	14,336	12,337
Other liabilities	10,868	6,340
Net cash used in operating activities	(13,344)	(10,322)
Investing Activities:
Purchases of property and equipment	(14,871)	(11,320)
Proceeds from the sale of property and equipment	3,743	22
Proceeds from deferred purchase price of factored receivables	744	2,732
Cost of technology investments	(150)	(265)
Net cash used in investing activities	(10,534)	(8,831)
Financing Activities:
Borrowings on debt	52,000	10,000
Repayments of debt	(10,037)	(10,324)
Proceeds from the exercise of Common Stock options	—	812
Taxes withheld and paid on employees' stock based compensation	(1,224)	(2,022)
Net cash provided by (used in) financing activities	40,739	(1,534)
Foreign currency effect	12,147	(3,879)
Net increase (decrease) in cash and cash equivalents	29,008	(24,566)
Cash and cash equivalents at beginning of period	134,134	149,673
Cash and cash equivalents at end of period	$163,142	$125,107
Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,152	$4,900
Cash paid for interest	3,128	3,310
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$3,871	$8,643
Deferred purchase price of receivables factored in the period	—	4,447

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock based compensation, net	87	2,766	—	—	(179)	2,587
Balance at March 31, 2024	31,629	$53,269	$—	$(45,195)	$638,985	$647,059

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is a global market leader of innovative thermal management and pneumatic comfort technologies. Our automotive products include variable temperature Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and electronic solutions for climate and comfort technologies. Our automotive products can be found on light vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Basis of Presentation and Significant Accounting Policies

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The operating results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year.

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

Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Company, its wholly owned subsidiaries and those entities in which it has a controlling financial interest. The Company evaluates its relationship with other entities for consolidation and to identify whether such entities are variable interest entities and to assess whether the Company is the primary beneficiary of such entities. Investments in affiliates in which Gentherm does not have control but does have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. When Gentherm does not have the ability to exercise significant influence (generally when ownership interest is less than 20%), investments in affiliates are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

Revenue Recognition - payments to customers

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

As of March 31, 2025 and December 31, 2024, total capitalized payments to customers were $14,501 and $14,276, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $836 and $73 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company has no other material contract assets or contract liabilities as of March 31, 2025.

Gain (Loss) on Sale of Land and Building

In connection with our move to a new global headquarters location, we completed the sale of our former headquarters building in Northville, Michigan in January 2025. The sale resulted in cash proceeds of $3,740 and a loss on sale of $2,311. In addition, we recognized a gain of $115 for the sale of land in Asia.

Note 2 – Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances income tax disclosures to further disaggregate the effective tax rate reconciliation and income taxes paid. Prospective adoption is required, however, retrospective application is permitted. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on our results of operations, cash flow, or financial condition.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ". ASU 2024-03 enhances disclosures around certain costs and expenses. Retrospective adoption is required for all periods presented in the financial statements and early adoption is permitted. This update is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently in the process of determining the impact the implementation of ASU 2024-03 will have on the Company’s financial statement disclosures.

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

2025 EMEA Plan

In February 2025, the Company committed to a restructuring plan to further optimize the Company’s manufacturing footprint by realigning its manufacturing capacity in Europe (“2025 EMEA Plan”). As a result, the Company will close its facility in Plzeň, Czech Republic and relocate the manufacturing activities into other existing facilities within the region.

The Company expects to incur cash restructuring costs of between $4,000 and $6,000 for employee severance and retention costs and between $2,000 and $3,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000. The actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2027.

During the three months ended March 31, 2025, the Company recognized restructuring expense of $2,406 for employee separation costs and $40 for other costs.

2025 Asia Plan

In February 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its manufacturing capacity in Asia (“2025 Asia Plan”). As a result, the Company will relocate certain manufacturing activities from its facility in Shanghai, China to its new facility in Tianjin, China.

The Company expects to incur cash restructuring costs of between $2,000 and $3,000 for employee severance and retention costs and $1,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $2,000 and $3,000. The actions under the 2025 Asia Plan are expected to be substantially completed in the first half of 2026.

During the three months ended March 31, 2025, the Company recognized restructuring expense of $1,459 for employee separation costs and $28 for other costs.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three months ended March 31, 2025 and 2024, the Company recognized $521 and $4,219, respectively, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three months ended March 31, 2025 and 2024, the Company recognized $(156) and $2,552, respectively, for employee separation costs and $216 and $467 for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three months ended March 31, 2025 and 2024 by reporting segment:

	Three Months Ended March 31,
	2025	2024
Automotive	$4,514	$7,114
Medical	—	20
Corporate	—	104
Total	$4,514	$7,238

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the three months ended March 31, 2025:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2024	$3,288	$—	$3,288
Additions, charged to restructuring expenses, net	4,412	284	4,696
Cash payments	(2,123)	(284)	(2,407)
Change in estimate	(182)	—	(182)
Currency translation	100	—	100
Balance at March 31, 2025	$5,495	$—	$5,495

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2025	December 31, 2024
Other current assets:
Income tax and other tax receivable	$22,475	$20,611
Billable tooling	21,611	19,740
Notes receivable	17,922	11,190
Prepaid expenses	12,400	6,305
Short-term derivative financial instruments	1,308	719
Receivables due from factor	—	1,111
Other	4,957	4,737
Total other current assets	$80,673	$64,413
Other current liabilities:
Accrued employee liabilities	$30,345	$42,277
Income tax and other taxes payable	29,777	26,385
Liabilities from discounts and rebates	21,833	20,501
Restructuring	5,495	3,288
Accrued warranty	3,720	3,507
Short-term derivative financial instruments	279	2,037
Other	8,884	7,829
Total other current liabilities	$100,333	$105,824

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2025 was as follows:

	Automotive	Medical	Total
Balance as of December 31, 2024	$72,754	$26,849	$99,603
Currency translation	2,554	274	2,828
Balance as of March 31, 2025	$75,308	$27,123	$102,431

The accumulated impairment losses of goodwill for Automotive and Medical was $0 and $19,509, respectively as of March 31, 2025.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2025 and December 31, 2024 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$113,107	$(71,993)	$(5,477)	$35,637
Technology	44,989	(31,721)	(24)	13,244
Product development costs	18,937	(18,768)	—	169
Software development	1,007	(252)	—	755
Indefinite-lived:
Tradenames	7,013	—	(530)	6,483
Balance as of March 31, 2025	$185,053	$(122,734)	$(6,031)	$56,288

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$109,608	$(67,787)	$(5,477)	$36,344
Technology	43,458	(29,976)	(24)	13,458
Product development costs	18,019	(17,849)	—	170
Software development	1,007	(201)	—	806
Indefinite-lived:
Tradenames	7,003	—	(530)	6,473
Balance as of December 31, 2024	$179,095	$(115,813)	$(6,031)	$57,251

In addition to annual impairment testing of goodwill and indefinite-lived intangibles, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. During the three months ended March 31, 2024, we recorded a non-cash impairment charge of $530 for one of our tradenames within the Medical segment. There was no impairment recorded during the three months ended March 31, 2025.

Note 6 – Debt

The following table summarizes the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	5.80%	$262,000	5.86%	$220,000
Finance leases	3.42%	172	3.46%	201
Total debt		262,172		220,201
Current maturities		(138)		(137)
Long-term debt, less current maturities		$262,034		$220,064

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”). The amendment, among other things, extended the maturity date to June 10, 2027.

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

Under the Second Amended and Restated Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers, including the stock and membership interests of specified subsidiaries. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of March 31, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Under the Second Amended and Restated Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term SOFR rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by the Chicago Mercantile Exchange with a term of one month. All loans denominated in a currency other than the U.S. Dollar must be Term SOFR Rate Loans. Interest is payable at least quarterly. Additionally, a commitment fee of between 0.175% to 0.300% is payable on the average daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Second Amended and Restated Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.125%, respectively, for Term SOFR Rate Loans and 0.125% and 1.125%, respectively, for Base Rate Loans.

Borrowing availability is subject to, among other things, the Company’s compliance with the minimum Consolidated Interest Coverage Ratio and the maximum Consolidated Net Leverage Ratio as of the end of any fiscal quarter. Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $235,224 remained available as of March 31, 2025 for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are being amortized into interest expense, net over the term of the Revolving Credit Facility.

The Company had $2,776 and $2,838 of outstanding letters of credit issued as of March 31, 2025 and December 31, 2024, respectively.

The scheduled principal maturities of our debt as of March 31, 2025 were as follows:

	U.S. Revolving Note	Other Debt	Total
2025	$—	$105	$105
2026	—	67	67
2027	262,000	—	262,000
Total	$262,000	$172	$262,172

Note 7 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of March 31, 2025 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

In February 2024, the National Highway Traffic Safety Administration (“NHTSA”) announced that Volkswagen Group of America, Inc. (“VW”) is recalling 261,257 vehicles from model years 2015-2020 to remedy an alleged problem with a suction jet pump seal inside the fuel tank system. The suction jet pump is a product originally designed and manufactured by Alfmeier, the business Gentherm acquired in August 2022. No litigation has been threatened or filed as of the date of this report and the Company has not accepted any financial responsibility for the recall. The Company has provided replacement parts for the recall at commercial pricing paid by VW. If the Company is obligated to indemnify VW for the direct and indirect costs associated with the recall, such costs could be material. The Company has insurance policies that generally include coverage of the costs of a recall, subject to insured limits, although the Company’s costs related to manufacturing of replacement parts are generally not covered. In addition, the Company’s purchase agreement of Alfmeier included indemnification provisions under which the Company believes it would have a claim against the sellers. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

In April 2025, NHTSA announced that VW and Porsche Cars North America, Inc. (“Porsche”) are each recalling vehicles from model years 2022-2023 to remedy a problem with their passenger occupant detection system that is alleged to be affected by the crimp connection of the seat cushion heating mat, which is produced by Gentherm. Total vehicles included in these recall campaigns are 13,508. No litigation has been threatened or filed as of the date of this report and the Company has not accepted any financial responsibility for the recalls. If the Company is obligated to indemnify VW and Porsche for the direct and indirect costs associated with the recall, such costs could be material. Insurance policies, noted above, are expected to apply. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$3,507	$3,945
Warranty claims paid	(1,511)	(747)
Warranty expense for products shipped during the current period	1,762	806
Adjustments to warranty estimates from prior periods	(81)	1,123
Adjustments due to currency translation	43	(59)
Balance at the end of the period	$3,720	$5,068

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to discount one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of March 31, 2025, the Company had supplier obligations that had been confirmed under these arrangements of $22,919. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(128)	$14,785

Basic weighted average shares of Common Stock outstanding	30,778,752	31,543,784
Dilutive effect of restricted stock, restricted stock units and performance stock units	—	147,547
Diluted weighted average shares of Common Stock outstanding	30,778,752	31,691,331

Basic (loss) earnings per share	$(0.00)	$0.47
Diluted (loss) earnings per share	$(0.00)	$0.47

Securities excluded from the calculation of diluted loss per share were approximately 98,885 for the three months ended March 31, 2025, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2024.

Note 10 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to its debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong, British Pound, and Moroccan Dirham.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in the consolidated condensed statements of (loss) income on the same line as the related hedged risk. The Company records the ineffective portion of designated foreign currency instruments, if any, in the consolidated condensed statements of (loss) income on the same line as the related hedged risk. Cash flows associated with derivatives are reported in net cash from operating activities in the consolidated condensed statements of cash flows.

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

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of March 31, 2025 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$104,009	Other current assets	$895	Other current liabilities	$279	$616
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$417	Other current liabilities	$—	$417

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of December 31, 2024 is as follows:

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of (loss) income and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended March 31,
	Location (Income/(Loss))	2025	2024
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – (loss) income	$(1,047)	$3,376
	Other comprehensive income (loss)	3,627	(853)
Total foreign currency derivatives		$2,580	$2,523

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest (expense) income, net	$(302)	$304
Total interest rate derivatives		$(302)	$304

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2025 and 2024.

Accounts Receivable Factoring

The Company previously sold certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. The sale of receivables under these agreements was considered an off-balance sheet arrangement to the Company and was accounted for as a true sale and excluded from accounts receivable in the consolidated condensed balance sheets. These factoring arrangements included a deferred purchase price component in which a portion of the purchase price for the receivable was paid by the financial institution in cash upon sale and the remaining portion was recorded as a deferred purchase price receivable and paid at a later date. Deferred purchase price receivables are recorded in other current assets within the consolidated condensed balance sheets. Cash proceeds received upon the sale of the receivables are included in net cash from operating activities and the cash proceeds received on the deferred purchase price receivables are included in net cash from investing activities. During the year ended December 31, 2024, the factoring agreements the Company was party to either expired or were terminated.

Receivables factored under receivables factoring agreements balances as of December 31, 2024 were as follows:

December 31, 2024
Receivables factored and outstanding	$755

Trade receivables sold and factoring fees incurred during the three months ended March 31, 2024 were as follows:

Three Months Ended March 31,
2024
Trade receivables sold	$30,102
Factoring fees incurred	179

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

Items Measured at Fair Value on a Recurring Basis

Except for derivative instruments (see Note 10) and pension plan assets, the Company had no material financial assets and liabilities that were carried at fair value at March 31, 2025 and December 31, 2024. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. During the first quarter of 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions, which was recorded in other (loss) income. As of March 31, 2025, and December 31, 2024, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of March 31, 2025, and December 31, 2024, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

Note 12 – Equity

In June 2024, the Board of Directors authorized a stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150,000 of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.

During the three months ended March 31, 2025 and 2024, the Company did not make any share repurchases. As of March 31, 2025, the 2024 Stock Repurchase Program had $120,117 of share repurchase authorization remaining.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Foreign Currency Hedge Derivatives		Total
Balance at December 31, 2024	$(1,851)	$(80,096)	$(3,246)		$(85,193)
Other comprehensive income before reclassifications	—	25,428	3,553		28,981
Income tax effect of other comprehensive income before reclassifications	—	—	(737)		(737)
Amounts reclassified from accumulated other comprehensive loss into net loss	18	—	74	[a]	92
Income taxes reclassified into net loss	(5)	—	(19)		(24)
Net current period other comprehensive income	13	25,428	2,871		28,312
Balance at March 31, 2025	$(1,838)	$(54,668)	$(375)		$(56,881)
(a)
The amounts reclassified from accumulated other comprehensive income were included in cost of sales in the consolidated condensed statements of (loss) income.

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
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of (loss) income.

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of March 31, 2025 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net (loss) income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2025 and 2024, is shown below:

	Three Months Ended March 31,
	2025	2024
Income tax expense	$2,212	$3,542
Earnings before income tax	$2,084	$18,327
Effective tax rate	106.1%	19.3%

Income tax expense was $2,212 for the three months ended March 31, 2025 on earnings before income tax of $2,084, representing an effective tax rate of 106.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to unfavorable tax effects of the vesting of stock based compensation awards and a valuation allowance established in the U.S. related to a capital loss carryforward.

Income tax expense was $3,542 for the three months ended March 31, 2024 on earnings before income tax of $18,327, representing an effective tax rate of 19.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of a one-time benefit related to acquisitions, partially offset by income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the global intangible low-tax income.

Note 15 – Segment Reporting

The Company is organized under two reportable segments: Automotive and Medical.

The Automotive reporting segment is comprised of the results from our global automotive businesses, including the design, development, manufacturing and sales of our automotive climate and comfort solutions (including Climate Control Seats, Climate Control Interiors, lumbar and massage comfort solutions and electronic solutions for climate and comfort technologies), valve system solutions and other automotive products.

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

A measure of assets has not been disclosed for each segment as it is not regularly reviewed by our chief operating decision maker.

The table below presents segment information about the reported product revenues, significant segment expenses, operating income (loss) and depreciation and amortization of the Company for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Product Revenues
Automotive	$341,874	$344,638
Medical	11,980	11,377
Total	353,854	356,015

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	260,227	260,289
Net research and development expenses	19,384	17,424
Selling, general and administrative expenses	15,719	16,601
Restructuring expenses, net	4,514	7,114
Loss on sale of land and building, net	2,196	—
Automotive operating income	39,834	43,210

Medical
Cost of sales	6,276	5,913
Other operating expenses	5,309	5,417
Impairment of intangible assets and property and equipment	—	530
Medical operating income (loss)	395	(483)

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	23,168	24,678
Total consolidated operating income	$17,061	$18,049

Other Segment Disclosures
Depreciation and Amortization
Automotive	$11,602	$12,408
Medical	855	883
Corporate and other unallocated expenses	474	527
Total	$12,931	$13,818

Automotive and Medical segment product revenues by product category for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Climate Control Seats (a)	$191,153	$192,049
Climate Control Interiors (a)	45,341	44,398
Lumbar and Massage Comfort Solutions	45,313	38,251
Climate and Comfort Electronics (a)	7,715	4,226
Automotive Climate and Comfort Solutions	289,522	278,924
Valve Systems	23,173	26,625
Other Automotive (a)	29,179	39,089
Subtotal Automotive segment	341,874	344,638
Medical segment	11,980	11,377
Total Company	$353,854	$356,015
(a)
Product categories have been modified, and prior-period amounts have been recast to conform with the current period presentation. Climate Control Seats (CCS) includes CCS Heat (previously Seat Heaters), CCS Vent/CCS Active Cool (previously CCS) and CCS Neck Conditioners (previously included in Other Automotive). Climate Control Interiors (CCI) includes CCI Steering Wheel Heat and CCI Interior Heat (previously included in Other Automotive). Other Automotive includes Automotive Cables, Battery Performance Solutions, non-automotive electronics and contract manufacturing electronics (previously classified as Electronics).

Revenue (based on shipment destination) by geographic area for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
United States	$124,926	$125,453
China	48,935	54,476
Germany	26,557	23,613
South Korea	23,784	28,184
Czech Republic	20,984	19,584
Mexico	15,672	10,015
Slovakia	13,722	13,178
Romania	12,957	14,222
Japan	12,099	12,455
United Kingdom	9,376	11,324
Other	44,842	43,511
Total Non-U.S.	228,928	230,562
Total Company	$353,854	$356,015

Property and equipment, net, for each of the geographic areas in which the Company operates as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Property and equipment, net
Mexico	$49,032	$47,814
Germany	45,793	42,457
China	43,566	44,767
United States	38,907	42,928
North Macedonia	25,589	25,374
Vietnam	20,294	20,920
Czech Republic	9,710	9,440
Hungary	7,871	7,994
Ukraine	5,062	5,174
Other	7,345	6,102
Total	$253,169	$252,970

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions, including adverse global trade conditions and actual and threatened global tariffs; the components and our execution of our strategic plan and restructuring plans; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; and our ability to finance sufficient working capital. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, third-party information and projections from sources that management believes to be reputable, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements. In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Gentherm Incorporated is a global market leader of innovative thermal management and pneumatic comfort technologies. Our automotive products include variable temperature Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and electronic solutions for climate and comfort technologies. Our automotive products can be found on light vehicles manufactured by nearly all the major original equipment manufacturers (“OEMs”) operating in North America and Europe, and several major OEMs in Asia. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world, primarily in the U.S., China, Germany and Brazil. The Company is also developing a number of new technologies and products that will help enable improvements to existing products, improve health, wellness and patient outcomes and will lead to new product applications for existing and new and adjacent markets.

Our Automotive sales are driven by the number of light vehicles produced by the OEMs primarily in our key markets of North America, Europe, China, Japan and South Korea, which is ultimately dependent on consumer demand for automotive light vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. Economic volatility or weakness in North America, Europe or Asia, as well as global geopolitical factors, have resulted and could further result in a significant reduction in automotive sales and production by our customers, which have had and could further have an adverse effect on our business, results of operations and financial condition. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content and inflationary pressures have adversely impacted our profitability and may continue to do so. In addition, we have been and may in the future be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort, health and wellness, which is evidenced by increasing adoption rates for comfort products. We believe that products we are developing, such as ClimateSense®, WellSense™, and ComfortScale™, position us well to address trends in consumer preferences such as personalized user experience, comfort, health and wellness. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, including those that are vertically integrated, to create innovative and unique configurations that adapt to industry trends.

Recent Trends

Tariffs and Global Trade Environment

In April 2025, the U.S. government announced additional tariffs on various goods imported to the U.S. and other countries announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of manufacturing by regions for the regions limit the global impact of certain trade restrictions and tariffs, with our primary tariff exposure relating to our Mexico operations that sell products into the U.S. Further, the majority of our supply components are not subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

As of March 31, 2025, there was no material impact on our results of operations, financial position, and cash flows. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that Gentherm and the automotive industry will be impacted by these additional tariffs, the adverse global trade environment and the resulting economic uncertainty. See Part II, Item 1A, “Risk Factors” in this report for additional information.

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

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. Over the past year, there have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East and heightened tensions in the Red Sea and in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. Further, there is the potential that certain political pressures, such as changes to international trade agreements, increases in tariffs, import quotas or other trade restrictions or actions, including export controls and other retaliatory responses to such actions, could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. See “—Tariffs and Global Trade Environment” above for further information on the impact of tariffs and the global trade environment in 2025. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Restructuring Plans

2025 EMEA Plan

In February 2025, we committed to a restructuring plan to further optimize our manufacturing footprint by realigning our manufacturing capacity in Europe (“2025 EMEA Plan”). As a result, we will close our facility in Plzeň, Czech Republic and relocate the manufacturing activities into other existing facilities within the region.

We expect to incur cash restructuring costs of between $4 million and $6 million for employee severance and retention costs and between $2 million and $3 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1 million and $2 million. The actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2027.

During the three months ended March 31, 2025, we recognized restructuring expense of $2.4 million for employee separation costs and less than $0.1 million for other costs.

2025 Asia Plan

In February 2025, we committed to an additional restructuring plan to further optimize our manufacturing footprint by realigning our manufacturing capacity in Asia (“2025 Asia Plan”). As a result, we will relocate certain manufacturing activities from our facility in Shanghai, China to our new facility in Tianjin, China.

We expect to incur cash restructuring costs of between $2 million and $3 million for employee severance and retention costs and $1 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $2 million and $3 million. The actions under the 2025 Asia Plan are expected to be substantially completed in the first half of 2026.

During the three months ended March 31, 2025, we recognized restructuring expense of $1.5 million for employee separation costs and less than $0.1 million for other costs.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (April 2025 release), global light vehicle production in the three months ended March 31, 2025 in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three months ended March 31, 2024, are shown below (in millions of units):

	Three Months Ended March 31,
	2025	2024	% Change
North America	3.8	4.0	(5.3)%
Europe	4.3	4.6	(6.7)%
Greater China	7.0	6.3	11.2%
Japan / South Korea	3.0	2.8	7.2%
Total light vehicle production volume in key markets	18.1	17.7	2.2%

The S&P Global Mobility (April 2025 release) forecasted light vehicle production volume in the Company’s key markets for full year 2025 to decrease to 72.9 million units, a 2.4% decrease from full year 2024 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2025, we secured automotive new business awards totaling $400 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of March 31, 2025, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the first quarter 2025 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In June 2024, the Board of Directors authorized a stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

During the three months ended March 31, 2025 and 2024, the Company did not make any repurchases. The 2024 Stock Repurchase Program had $120 million of repurchase authorization remaining as of March 31, 2025.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 15, “Segment Reporting,” to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues, significant segment expenses, operating income (loss), and depreciation and amortization.

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2025 and 2024, in thousands, were as follows:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Product revenues	$353,854	$356,015	$(2,161)
Cost of sales	267,389	267,262	(127)
Gross margin	86,465	88,753	(2,288)
Operating expenses:
Net research and development expenses	24,216	22,745	(1,471)
Selling, general and administrative expenses	38,478	40,721	2,243
Restructuring expenses, net	4,514	7,238	2,724
Loss on sale of land and building, net	2,196	—	(2,196)
Total operating expenses	69,404	70,704	1,300
Operating income	17,061	18,049	(988)
Interest expense, net	(3,555)	(3,244)	(311)
Foreign currency (loss) gain	(10,298)	2,549	(12,847)
Other (loss) income	(1,124)	973	(2,097)
Earnings before income tax	2,084	18,327	(16,243)
Income tax expense	2,212	3,542	1,330
Net (loss) income	$(128)	$14,785	$(14,913)

Product revenues by product category, in thousands, for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Climate Control Seats (a)	$191,153	$192,049	$(896)	(0.5)%
Climate Control Interiors (a)	45,341	44,398	943	2.1%
Lumbar and Massage Comfort Solutions	45,313	38,251	7,062	18.5%
Climate and Comfort Electronics (a)	7,715	4,226	3,489	82.6%
Automotive Climate and Comfort Solutions	289,522	278,924	10,598	3.8%
Valve Systems	23,173	26,625	(3,452)	(13.0)%
Other Automotive (a)	29,179	39,089	(9,910)	(25.4)%
Subtotal Automotive segment	341,874	344,638	(2,764)	(0.8)%
Medical segment	11,980	11,377	603	5.3%
Total Company	$353,854	$356,015	$(2,161)	(0.6)%
(b)
Product categories have been modified, and prior-period amounts have been recast to conform with the current period presentation. Climate Control Seats (CCS) includes CCS Heat (previously Seat Heaters), CCS Vent/CCS Active Cool (previously CCS) and CCS Neck Conditioners (previously included in Other Automotive). Climate Control Interiors (CCI) includes CCI Steering Wheel Heat and CCI Interior Heat (previously included in Other Automotive). Other Automotive includes Automotive Cables, Battery Performance Solutions, non-automotive electronics and contract manufacturing electronics (previously classified as Electronics).

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$353,854	$356,015	$(2,161)	$5,200	$(5,421)	$(1,940)	$(2,161)

Product revenues for the three months ended March 31, 2025 decreased 0.6% as compared to the three months ended March 31, 2024. The decrease in product revenues is due to unfavorable foreign currency impacts primarily attributable to the Euro and Korean Won and unfavorable pricing, partially offset by favorable automotive volumes.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$267,389	$267,262	$(127)	$(3,087)	$(78)	$3,707	$(669)	$(127)
Gross margin	86,465	88,753	(2,288)	2,113	(78)	(1,714)	(2,609)	(2,288)
Gross margin - Percentage of product revenues	24.4%	24.9%

Cost of sales for the three months ended March 31, 2025 were relatively unchanged as compared to the three months ended March 31, 2024. The increase in cost of sales is primarily due to higher automotive volumes, freight costs and the costs related to our footprint realignment, offset by material purchasing savings and favorable foreign currency impacts (net of foreign currency hedges) primarily attributable to the Mexican Peso, the Euro and the Korean Won.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$29,507	$27,742	$(1,765)
Reimbursed research and development expenses	(5,291)	(4,997)	294
Net research and development expenses	$24,216	$22,745	$(1,471)
Percentage of product revenues	6.8%	6.4%

Net research and development expenses for the three months ended March 31, 2025 increased 6.5% as compared to the three months ended March 31, 2024. The increase in net research and development expenses is primarily related to higher personnel costs.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$38,478	$40,721	$2,243
Percentage of product revenues	10.9%	11.4%

Selling, general and administrative expenses for the three months ended March 31, 2025 decreased 5.5% as compared to the three months ended March 31, 2024. The decrease in selling, general and administrative expenses is primarily related to lower compensation expenses and favorable foreign currency impacts.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$4,514	$7,238	$2,724

During the three months ended March 31, 2025, the Company recognized expenses of $4.2 million for employee separation costs and $0.3 million for other costs.

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

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Loss on sale of land and building, net	$2,196	$—	$(2,196)

Loss on sale of land and building, net for the three months ended March 31, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(3,555)	$(3,244)	$(311)

Interest expense, net for the three months ended March 31, 2025 increased 9.6% as compared to the three months ended March 31, 2024. The increase in interest expense, net is primarily related to the change in fair value of the interest rate swap derivative and increased borrowings under the Revolving Credit Facility, partially offset by lower interest rates on outstanding borrowings under the Revolving Credit Facility in the current period.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency (loss) gain, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(10,298)	$2,549	$(12,847)

Foreign currency loss for the three months ended March 31, 2025 included net realized foreign currency loss of $0.7 million and net unrealized foreign currency loss of $9.6 million.

Foreign currency gain for the three months ended March 31, 2024 included net realized foreign currency gain of $0.7 million and net unrealized foreign currency gain of $1.9 million.

Other (Loss) Income

Below is a summary of our other (loss) income, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Other (loss) income	$(1,124)	$973	$(2,097)

Other (loss) income for the three months ended March 31, 2025 decreased as compared to the three months ended March 31, 2024. The decrease in other (loss) income is primarily due to a $1.3 million write-down of an equity investment and an increase in the fair value of an investment due to observable transactions in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$2,212	$3,542	$1,330

Income tax expense was $2.2 million for the three months ended March 31, 2025, on earnings before income tax of $2.1 million, representing an effective tax rate of 106.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to unfavorable tax effects of the vesting of stock based compensation awards and a valuation allowance established in the U.S. related to a capital loss carryforward.

Income tax expense was $3.5 million for the three months ended March 31, 2024 on earnings before income tax of $18.3 million, representing an effective tax rate of 19.3%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of a one-time benefit related to the Alfmeier acquisition, partially offset by income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the global intangible low-tax income.

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

As of March 31, 2025, the Company had $163.1 million of cash and cash equivalents and $235.2 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of March 31, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $112.0 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of period	$134,134	$149,673
Net cash used in operating activities	(13,344)	(10,322)
Net cash used in investing activities	(10,534)	(8,831)
Net cash provided by (used in) financing activities	40,739	(1,534)
Foreign currency effect on cash and cash equivalents	12,147	(3,879)
Cash and cash equivalents at end of period	$163,142	$125,107

Cash Flows From Operating Activities

Net cash used in operating activities totaled $13.3 million during the three months ended March 31, 2025 primarily reflecting a net loss of $0.1 million, $22.6 million related to changes in accounts receivable, net, $16.5 million related to changes in net other assets and liabilities, $6.2 million related to changes in inventory and $2.8 million for non-cash deferred income taxes, partially offset by $20.4 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property, provisions for inventory and other, and $14.3 million related to changes in accounts payable.

Cash Flows From Investing Activities

Net cash used in investing activities was $10.5 million during the three months ended March 31, 2025, reflecting purchases of property and equipment of $14.9 million and investments in technology companies of $0.1 million, partially offset by proceeds from the sale of property and equipment of $3.7 million and proceeds from deferred purchase price of factored receivables of $0.8 million.

Cash Flows From Financing Activities

Net cash provided by financing activities was $40.7 million during the three months ended March 31, 2025, reflecting the borrowing on debt of $52.0 million, partially offset by $10.1 million of debt repayments and $1.2 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt, in thousands, as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Credit Agreement:
Revolving Credit Facility (U.S. Dollar denominations)	5.80%	$262,000	5.86%	$220,000
Finance leases	3.42%	172	3.46%	201
Total debt		262,172		220,201
Current maturities		(138)		(137)
Long-term debt, less current maturities		$262,034		$220,064

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of March 31, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of March 31, 2025 and December 31, 2024, there was $0.2 million of outstanding finance leases.

Material Cash Requirements

In February 2025, we committed to a restructuring plan to further optimize our manufacturing footprint by realigning our manufacturing capacity in Europe. We expect to incur cash restructuring costs of between $4 million and $6 million for employee severance and retention costs and between $2 million and $3 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1 million and $2 million.

In February 2025, we committed to an additional restructuring plan to further optimize our manufacturing footprint by realigning our manufacturing capacity in Asia. We expect to incur cash restructuring costs of between $2 million and $3 million for employee severance and retention costs and $1 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $2 million and $3 million.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information regarding these plans.

Except as described above, there have been no material changes in our cash requirements since December 31, 2024, the end of fiscal year 2024. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. At times in recent years, the automotive industry has experienced significant volatility in the costs of certain materials and components, labor and transportation. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may in the future impact, operating costs and operating results. The impact of new tariffs could add to these inflationary pressures. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2025. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities such as copper. Market risks for changes in interest rates relate primarily to the Company's debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong, British Pound, and Moroccan Dirham.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of (loss) income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense, net in the consolidated condensed statements of (loss) income. Cash flows associated with derivatives are reported in net cash from operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of March 31, 2025 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2025	2026	2027	2028	2029	2030	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$262,000	$—	$—	$—	$262,000	$262,000
Variable interest rate as of March 31, 2025			5.80%				5.80%

Based on the amounts outstanding as of March 31, 2025, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.6 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2025	2026	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount (a)	$59,912	$35,122	$95,034	$436
Average contract rate	20.03	20.50	20.20
(Receive HUF / Pay EUR)
Total contract amount (a)	$8,975	$—	$8,975	$180
Average contract rate	417.22	—	417.22
(a)
Reflects the approximate U.S. dollar equivalent of the notional value of the hedge contracts.

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	March 31, 2025		December 31, 2024
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$4,512	$6,931	$6,243	$7,359
Exchange Agreements:(Receive HUF / Pay EUR)	741	905	917	1,120

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2025.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below. You should carefully consider the risks and uncertainties described therein.

Changes in economic and trade policy, including tariffs and trade restrictions, could have a material and adverse effect on our business.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, export licenses, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs and other trade restrictions to certain imported and exported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components and trade restrictions on other materials to be exported to the U.S. Further, the U.S. administration recently has proposed and begun to enact additional or enhanced tariffs in various jurisdictions relevant to our business. In April 2025, the U.S. government announced additional tariffs on various goods imported to the U.S. and other countries announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers and consumers, reduced sales of our products, reduced light vehicle production in the markets we serve and sales by OEMs to consumers in the automotive industry, disruptions in our supply chain and impaired ability to effectively operate and compete in the countries where we do business. For example, estimates for 2025 light vehicle production in the markets we serve have further declined in recent months, including significantly for North America, which represents approximately 40% of our annual revenue. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2025

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$120,117,332
February 1, 2025 to February 28, 2025	—	—	—	120,117,332
March 1, 2025 to March 31, 2025	—	—	—	120,117,332

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1*	Confidential Information and Invention Assignment Agreement between Gentherm Incorporated and Barb Runyon, dated as of May 20, 2019	X
10.2*	Confidential Information and Invention Assignment Agreement between Gentherm Incorporated and Jaymi Wilson, dated as of October 6, 2022	X
10.3*	Form of Sign-On Inducement Restricted Stock Unit Award Agreement (February 2025)		8-K		10	2/24/2025
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1**	Section 906 Certification – CEO	X
32.2**	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Date File – the cover page XBRL tags are embedded within the Inline XBRL document	X

* Indicates management contract or compensatory plan or arrangement.

** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ William Presley
William Presley
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2025

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 24, 2025