Form 10-Q
period 2025-06-30
Gentherm Inc
filed 2025-07-24
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

At July 18, 2025, there were 30,519,826 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$128,297	$134,134
Accounts receivable, net	294,719	258,112
Inventory:
Raw materials	130,029	137,511
Work in process	40,466	19,059
Finished goods	77,889	70,786
Inventory, net	248,384	227,356
Other current assets	87,415	64,413
Total current assets	758,815	684,015
Property and equipment, net	262,419	252,970
Goodwill	108,891	99,603
Other intangible assets, net	56,076	57,251
Operating lease right-of-use assets	59,510	43,954
Deferred income tax assets	78,336	75,041
Other non-current assets	37,354	34,722
Total assets	$1,361,401	$1,247,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$254,133	$226,815
Current lease liabilities	9,913	7,517
Current maturities of long-term debt	146	137
Other current liabilities	112,733	105,824
Total current liabilities	376,925	340,293
Long-term debt, less current maturities	209,000	220,064
Non-current lease liabilities	51,135	37,052
Pension benefit obligation	3,906	4,017
Other non-current liabilities	20,690	29,183
Total liabilities	$661,656	$630,609
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,519,826 and 30,788,639 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	2,049
Paid-in capital	1,590	4,290
Accumulated other comprehensive income (loss)	2,005	(85,193)
Accumulated earnings	696,150	695,801
Total shareholders’ equity	699,745	616,947
Total liabilities and shareholders’ equity	$1,361,401	$1,247,556

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues	$375,090	$375,683	$728,944	$731,698
Cost of sales	285,328	278,982	552,717	546,244
Gross margin	89,762	96,701	176,227	185,454
Operating expenses:
Net research and development expenses	22,558	21,861	46,774	44,606
Selling, general and administrative expenses	41,087	39,410	79,565	80,131
Restructuring expenses, net	2,108	2,442	6,622	9,680
Loss on sale of land and building, net	—	—	2,196	—
Total operating expenses	65,753	63,713	135,157	134,417
Operating income	24,009	32,988	41,070	51,037
Interest expense, net	(4,043)	(4,002)	(7,598)	(7,246)
Foreign currency (loss) gain	(17,432)	(282)	(27,730)	2,267
Other (loss) income	—	(284)	(1,124)	689
Earnings before income tax	2,534	28,420	4,618	46,747
Income tax expense	2,057	9,544	4,269	13,086
Net income	$477	$18,876	$349	$33,661
Basic earnings per share	$0.02	$0.60	$0.01	$1.07
Diluted earnings per share	$0.02	$0.60	$0.01	$1.06
Weighted average number of shares – basic	30,600	31,534	30,687	31,539
Weighted average number of shares – diluted	30,652	31,710	30,781	31,714

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$477	$18,876	$349	$33,661
Other comprehensive income (loss):
Pension benefit obligations, net of tax	15	19	28	33
Foreign currency translation adjustments	54,623	(4,610)	80,051	(18,992)
Unrealized gain (loss) on cash flow derivative securities, net of tax	4,248	(5,913)	7,119	(6,580)
Other comprehensive income (loss), net of tax	58,886	(10,504)	87,198	(25,539)
Comprehensive income	$59,363	$8,372	$87,547	$8,122

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$349	$33,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,089	26,733
Deferred income taxes	(12,202)	4,365
Stock based compensation	6,604	7,392
Loss on disposition of property and equipment	2,444	(42)
Provisions for inventory	3,213	793
Other non-cash items, including unrealized foreign currency (gain) loss	31,364	(863)
Changes in assets and liabilities:
Accounts receivable, net	(23,690)	(14,310)
Inventory	(13,430)	(12,338)
Other assets	(23,102)	(36,874)
Accounts payable	20,522	8,436
Other liabilities	13,540	9,871
Net cash provided by operating activities	31,701	26,824
Investing Activities:
Purchases of property and equipment	(23,728)	(30,704)
Proceeds from the sale of property and equipment	3,745	81
Proceeds from deferred purchase price of factored receivables	744	6,208
Cost of technology investments	(590)	(265)
Net cash used in investing activities	(19,829)	(24,680)
Financing Activities:
Borrowings on debt	52,000	35,000
Repayments of debt	(63,076)	(35,420)
Proceeds from the exercise of Common Stock options	—	2,763
Taxes withheld and paid on employees' stock based compensation	(1,238)	(2,417)
Cash paid for the repurchase of Common Stock	(10,015)	(21,703)
Net cash used in financing activities	(22,329)	(21,777)
Foreign currency effect	4,620	(6,574)
Net decrease in cash and cash equivalents	(5,837)	(26,207)
Cash and cash equivalents at beginning of period	134,134	149,673
Cash and cash equivalents at end of period	$128,297	$123,466
Supplemental disclosure of cash flow information:
Cash paid for taxes	$12,843	$12,300
Cash paid for interest	6,757	6,723
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$6,645	$6,430
Deferred purchase price of receivables factored in the period	—	8,168

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528
Net income	—	—	—	—	477	477
Other comprehensive income	—	—	—	58,886	—	58,886
Stock based compensation, net	43	3,869	—	—	—	3,869
Stock repurchase	(382)	(7,315)	(2,700)	—	—	(10,015)
Balance at June 30, 2025	30,520	$—	$1,590	$2,005	$696,150	$699,745

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock based compensation, net	87	2,766	—	—	(179)	2,587
Balance at March 31, 2024	31,629	$53,269	$—	$(45,195)	$638,985	$647,059
Net income	—	—	—	—	18,876	18,876
Other comprehensive loss	—	—	—	(10,504)	—	(10,504)
Stock based compensation, net	69	5,555	(396)	—	—	5,159
Stock repurchase	(380)	(32,285)	5,345	—	6,654	(20,286)
Balance at June 30, 2024	31,318	$26,539	$4,949	$(55,699)	$664,515	$640,304

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

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other third-party sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty and may change as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

As of June 30, 2025 and December 31, 2024, total capitalized payments to customers were $16,750 and $14,276, respectively. During the three and six months ended June 30, 2025, the Company recognized $208 and $1,044 as reductions of revenue due to amortization and write-off of previously capitalized payments. During the three and six months ended June 30, 2024, the Company recognized $113 and $186 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company had no other material contract assets or contract liabilities as of June 30, 2025.

Loss on Sale of Land and Building, net

In connection with our move to a new global headquarters location, we completed the sale of our former headquarters building in Northville, Michigan in January 2025. The sale resulted in cash proceeds of $3,740 and a loss on sale of $2,311. In addition, we recognized a gain of $115 for the sale of land in Asia.

Note 2 – Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances income tax disclosures to further disaggregate the effective tax rate reconciliation and income taxes paid. Prospective adoption is required, however, retrospective application is permitted. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on our results of operations, cash flow or financial condition.

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

Note 3 – Restructuring

The Company continuously monitors market developments, industry trends and changing customer needs and in response, has taken and may continue to undertake restructuring actions, as necessary, to execute management’s strategy, streamline operations and optimize the Company’s cost structure. Restructuring actions may include the realignment of existing manufacturing footprint, facility closures or similar actions, either in the normal course of business or pursuant to significant restructuring programs.

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

The Company expects to incur cash restructuring costs of between $4,000 and $6,000 for employee severance and retention costs and between $2,000 and $3,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000. The actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2026.

During the three and six months ended June 30, 2025, the Company recognized restructuring expense of $367 and $2,773, respectively, for employee separation costs and $293 and $333, respectively, for other costs.

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

During the three and six months ended June 30, 2025, the Company recognized restructuring expense of $493 and $1,952, respectively, for employee separation costs and $89 and $117, respectively, for other costs.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and six months ended June 30, 2025, the Company recognized $695 and $1,216, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and six months ended June 30, 2024, the Company recognized $1,144 and $5,363, respectively, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and six months ended June 30, 2025, the Company recognized $(106) and $(262), respectively, for employee separation costs and $277 and $493, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

During the three and six months ended June 30, 2024, the Company recognized $958 and $3,510, respectively, for employee separation costs and $340 and $807, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three and six months ended June 30, 2025 and 2024 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Automotive	$1,924	$1,694	$6,438	$8,808
Medical	156	—	156	20
Corporate	28	748	28	852
Total	$2,108	$2,442	$6,622	$9,680

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring liability for the six months ended June 30, 2025:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2024	$3,288	$—	$3,288
Additions, charged to restructuring expenses, net	4,412	284	4,696
Cash payments	(2,123)	(284)	(2,407)
Change in estimate	(182)	—	(182)
Currency translation	100	—	100
Balance at March 31, 2025	$5,495	$—	$5,495
Additions, charged to restructuring expenses, net	1,533	659	2,192
Cash payments	(1,274)	(659)	(1,933)
Change in estimate	(84)	—	(84)
Currency translation	363	—	363
Balance at June 30, 2025	$6,033	$—	$6,033

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2025	December 31, 2024
Other current assets:
Billable tooling	$24,085	$19,740
Income tax and other tax receivable	23,320	20,611
Prepaid expenses	12,708	6,305
Notes receivable	12,414	11,190
Short-term derivative financial instruments	5,884	719
Other	9,004	5,848
Total other current assets	$87,415	$64,413
Other current liabilities:
Accrued employee liabilities	$38,644	$42,277
Income tax and other taxes payable	28,560	26,385
Liabilities from discounts and rebates	23,978	20,501
Restructuring	6,033	3,288
Accrued warranty	5,475	3,507
Short-term derivative financial instruments	699	2,037
Other	9,344	7,829
Total other current liabilities	$112,733	$105,824

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2025 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2024	$72,754	$26,849	$99,603
Currency translation	8,456	832	9,288
Balance as of June 30, 2025	$81,210	$27,681	$108,891

The accumulated impairment losses of goodwill for Automotive and Medical were $0 and $19,509, respectively, as of June 30, 2025.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2025 and December 31, 2024 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$121,071	$(80,329)	$(5,477)	$35,265
Technology	48,499	(35,028)	(24)	13,447
Product development costs	20,059	(19,891)	—	168
Software development	1,007	(302)	—	705
Indefinite-lived:
Tradenames	7,021	—	(530)	6,491
Balance as of June 30, 2025	$197,657	$(135,550)	$(6,031)	$56,076

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$109,608	$(67,787)	$(5,477)	$36,344
Technology	43,458	(29,976)	(24)	13,458
Product development costs	18,019	(17,849)	—	170
Software development	1,007	(201)	—	806
Indefinite-lived:
Tradenames	7,003	—	(530)	6,473
Balance as of December 31, 2024	$179,095	$(115,813)	$(6,031)	$57,251

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.80%	$209,000	5.86%	$220,000
Finance leases	3.36%	146	3.46%	201
Total debt		209,146		220,201
Less: current maturities		(146)		(137)
Long-term debt, less current maturities		$209,000		$220,064

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

Under the Second Amended and Restated Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers, including the stock and membership interests of specified subsidiaries. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of June 30, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Under the Second Amended and Restated Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term Secured Overnight Financing Rate (“SOFR”) rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Term SOFR rate administered by the Chicago Mercantile Exchange with a term of one month. All loans denominated in a currency other than the U.S. Dollar must be Term SOFR Rate Loans. Interest is payable at least quarterly. Additionally, a commitment fee of between 0.175% to 0.300% is payable on the average daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Second Amended and Restated Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.125%, respectively, for Term SOFR Rate Loans and 0.125% and 1.125%, respectively, for Base Rate Loans.

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $287,970 remained available for additional borrowings as of June 30, 2025.

The Company had $3,030 and $2,838 of outstanding letters of credit issued as of June 30, 2025 and December 31, 2024 respectively.

The scheduled principal maturities of our debt as of June 30, 2025 were as follows:

	U.S. Revolving Note	Other Debt	Total
2025	$—	$73	$73
2026	—	73	73
2027	209,000	—	209,000
Total	$209,000	$146	$209,146

Note 7 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of June 30, 2025 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$3,507	$3,945
Warranty claims paid	(3,620)	(3,324)
Warranty expense for products shipped during the current period	3,965	2,520
Adjustments to warranty estimates from prior periods	1,462	362
Adjustments due to currency translation	161	(63)
Balance at the end of the period	$5,475	$3,440

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to discount one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of June 30, 2025, the Company had supplier obligations that had been confirmed under these arrangements of $24,769. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. There were no potential shares with an anti-dilutive impact during the three and six months ended June 30, 2025. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$477	$18,876	$349	$33,661

Basic weighted average shares of Common Stock outstanding	30,600,168	31,534,382	30,687,384	31,538,802
Dilutive effect of restricted stock, restricted stock units and performance stock units	51,560	175,119	94,084	175,623
Diluted weighted average shares of Common Stock outstanding	30,651,728	31,709,501	30,781,468	31,714,425

Basic earnings per share	$0.02	$0.60	$0.01	$1.07
Diluted earnings per share	$0.02	$0.60	$0.01	$1.06

Note 10 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities.

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

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of June 30, 2025 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$82,362	Other current assets	$5,768	Other current liabilities	$—	$5,768
Interest rate contracts	Level 2	$100,000	Other current assets	$—	Other current liabilities	$699	$(699)
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$104	Other current liabilities	$—	$104

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location (Income/(Loss))	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – (loss) income	$(766)	$2,896	$(1,813)	$6,272
	Other comprehensive income (loss)	5,427	(7,560)	9,054	(8,413)
Total foreign currency derivatives		$4,661	$(4,664)	$7,241	$(2,141)

Interest rate contracts	Interest expense, net	$—	$—	$—	$—
	Other comprehensive income (loss)	(699)	—	(699)	—
Total interest rate derivatives		$(699)	$—	$(699)	$—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$(313)	$(308)	$(615)	$(4)
Total interest rate derivatives		$(313)	$(308)	$(615)	$(4)

The Company did not incur any hedge ineffectiveness during the three and six months ended June 30, 2025 and 2024.

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

Receivables factored under receivables factoring agreements balances as of December 31, 2024 were as follows:

December 31, 2024
Receivables factored and outstanding	$755

Trade receivables sold and factoring fees incurred during the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Trade receivables sold	$40,775	$70,877
Factoring fees incurred	199	378

Note 11 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value. Fair value measurements are classified under the following fair value hierarchy:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3: Unobservable inputs that are used when little or no market data is available. Unobservable inputs are used if there is little or no market data for the asset or liability at the measurement date.

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivatives instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at June 30, 2025 and December 31, 2024.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the six months ended June 30, 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions (Level 2), which was recorded in other (loss) income. As of June 30, 2025, and December 31, 2024, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of June 30, 2025, and December 31, 2024, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

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

Share repurchases and related activity during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total number of shares repurchased	381,600	379,844	381,600	379,844
Average price paid per share	$26.24	$52.65	$26.24	$52.65
Total	$10,015	$20,000	$10,015	$20,000

Excise tax charged	$100	$200	$100	$200

As of June 30, 2025, the 2024 Stock Repurchase Program had $110,103 of share repurchase authorization remaining.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at March 31, 2025	$(1,838)	$(54,668)	$(375)		$(56,881)
Other comprehensive income before reclassifications	—	54,623	5,634		60,257
Income tax effect of other comprehensive income before reclassifications	—	—	(1,212)		(1,212)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	20	—	(207)	[a]	(187)
Income taxes reclassified into net income	(5)	—	33		28
Net current period other comprehensive income	15	54,623	4,248		58,886
Balance at June 30, 2025	$(1,823)	$(45)	$3,873		$2,005
(a)
The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at March 31, 2024	$(997)	$(49,212)	$5,014		$(45,195)
Other comprehensive (loss) income before reclassifications	—	(4,970)	(3,690)		(8,660)
Income tax effect of other comprehensive (loss) income before reclassifications	—	360	804		1,164
Amounts reclassified from accumulated other comprehensive loss into net income	24	—	(3,870)	[a]	(3,846)
Income taxes reclassified into net income	(5)	—	843		838
Net current period other comprehensive income (loss)	19	(4,610)	(5,913)		(10,504)
Balance at June 30, 2024	$(978)	$(53,822)	$(899)		$(55,699)
(a)
The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2024	$(1,851)	$(80,096)	$(3,246)		$(85,193)
Other comprehensive income before reclassifications	—	80,051	9,187		89,238
Income tax effect of other comprehensive income before reclassifications	—	—	(1,949)		(1,949)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	38	—	(133)	[a]	(95)
Income taxes reclassified into net income	(10)	—	14		4
Net current period other comprehensive income	28	80,051	7,119		87,198
Balance at June 30, 2025	$(1,823)	$(45)	$3,873		$2,005
(a)
The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)
Other comprehensive (loss) income before reclassifications	—	(19,245)	(194)		(19,439)
Income tax effect of other comprehensive (loss) income before reclassifications	—	253	42		295
Amounts reclassified from accumulated other comprehensive loss into net income	45	—	(8,219)	[a]	(8,174)
Income taxes reclassified into net income	(12)	—	1,791		1,779
Net current period other comprehensive income (loss)	33	(18,992)	(6,580)		(25,539)
Balance at June 30, 2024	$(978)	$(53,822)	$(899)		$(55,699)
(a)
The amounts reclassified from accumulated other comprehensive income (loss) were included in cost of sales in the consolidated condensed statements of income.

The Company expects that substantially all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive income (loss) as of June 30, 2025 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2025 and 2024, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$2,057	$9,544	$4,269	$13,086
Earnings before income tax	$2,534	$28,420	$4,618	$46,747
Effective tax rate	81.2%	33.6%	92.4%	28.0%

Income tax expense was $2,057 for the three months ended June 30, 2025 on earnings before income tax of $2,534, representing an effective tax rate of 81.2%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of global intangible low-tax income (“GILTI”).

Income tax expense was $9,544 for the three months ended June 30, 2024 on earnings before income tax of $28,420, representing an effective tax rate of 33.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions and the unfavorable impact of the GILTI, partially offset by certain favorable tax effects of equity vesting.

Income tax expense was $4,269 for the six months ended June 30, 2025 on earnings before income tax of $4,618, representing an effective tax rate of 92.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of GILTI, unfavorable tax effects of equity vesting and a valuation allowance established in the U.S. related to a capital loss carryforward.

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

Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently in the process of determining the impact the implementation of these provisions will have on the Company’s results of operations, cash flow or financial condition.

In addition, on July 19, 2025, the Act for an Immediate Tax Investment Programme to Strengthen Germany's Business Location (“German Tax Package”) was enacted in Germany. The German Tax Package includes significant provisions, including a gradual reduction in the corporate tax rate from 15% in 2027 to 10% by 2032, in 1% increments beginning in 2028, enhanced depreciation provisions and expanded relief for research and development expenses.We are currently in the process of determining the impact the implementation of these provisions will have on the Company’s results of operations, cash flow or financial condition.

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

The table below presents segment information about the reported product revenues, significant segment expenses, operating income (loss) and depreciation and amortization of the Company for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Revenues
Automotive	$363,852	$364,002	$705,726	$708,640
Medical	11,238	11,681	23,218	23,058
Total	375,090	375,683	728,944	731,698

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	278,424	272,093	538,651	532,382
Net research and development expenses	17,818	17,012	37,202	34,436
Selling, general and administrative expenses	16,814	17,037	32,533	33,638
Restructuring expenses, net	1,924	1,694	6,438	8,808
Loss on sale of land and building, net	—	—	2,196	—
Automotive operating income	48,872	56,166	88,706	99,376

Medical
Cost of sales	5,729	6,101	12,005	12,014
Other operating expenses	5,846	5,302	11,155	10,719
Impairment of intangible assets	—	—	—	530
Medical operating (loss) income	(337)	278	58	(205)

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	24,526	23,456	47,694	48,134
Total consolidated operating income	$24,009	$32,988	$41,070	$51,037

Other Segment Disclosures
Depreciation and Amortization
Automotive	$11,796	$11,817	$23,398	$24,225
Medical	851	869	1,706	1,752
Corporate and other unallocated expenses	511	229	985	756
Total	$13,158	$12,915	$26,089	$26,733

Automotive and Medical segment product revenues by product category for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Climate Control Seats (a)	$200,020	$199,766	$391,173	$391,815
Lumbar and Massage Comfort Solutions	52,530	45,869	97,843	84,120
Climate Control Interiors (a)	49,585	47,031	94,926	91,429
Climate and Comfort Electronics (a)	5,906	4,157	13,621	8,383
Automotive Climate and Comfort Solutions	308,041	296,823	597,563	575,747
Valve Systems	25,143	29,267	48,316	55,892
Other Automotive (a)	30,668	37,912	59,847	77,001
Subtotal Automotive segment	363,852	364,002	705,726	708,640
Medical segment	11,238	11,681	23,218	23,058
Total Company	$375,090	$375,683	$728,944	$731,698
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

Revenue (based on shipment destination) by geographic area for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$126,745	$127,359	$251,671	$252,812
China	54,600	53,209	103,535	107,685
Germany	29,181	31,628	55,738	55,241
South Korea	24,082	27,670	47,866	55,854
Czech Republic	23,692	20,106	44,676	39,690
Mexico	17,760	11,823	33,432	21,838
Slovakia	14,571	14,722	28,293	27,900
Romania	14,566	13,008	27,523	27,230
Japan	11,679	14,737	23,778	27,192
United Kingdom	9,775	10,482	19,151	21,806
Other	48,439	50,939	93,281	94,450
Total Non-U.S.	248,345	248,324	477,273	478,886
Total Company	$375,090	$375,683	$728,944	$731,698

Property and equipment, net, for each of the geographic areas in which the Company operates as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Property and equipment, net
Germany	$49,688	$42,457
Mexico	49,654	47,814
China	44,499	44,767
United States	38,847	42,928
North Macedonia	28,130	25,374
Vietnam	19,665	20,920
Czech Republic	9,916	9,440
Hungary	8,747	7,994
Ukraine	4,799	5,174
Other	8,474	6,102
Total	$262,419	$252,970

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

Our Automotive sales are driven by the number of light vehicles produced by the OEMs primarily in our key markets of North America, Europe, China, Japan and South Korea, which is ultimately dependent on consumer demand for automotive light vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government incentives. Vehicle content has also been driven by trends in consumer preferences, such as preferences for smart devices and features, personalized user experience, and comfort, health and wellness. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. However, shifts in the mix of global automotive production to higher cost regions or to vehicles that contain less of our product content and inflationary pressures could have adverse impacts on our profitability. In addition, we have been and may in the future be adversely impacted by volatility or weakness in markets for hybrid or electric vehicles specifically. We believe our products offer certain advantages for hybrid and electric vehicles, including improved energy efficiency, and position us well to withstand changes in the volume mix between vehicles driven by internal combustion engines and hybrid and other electric vehicles. We believe our industry is increasingly progressing towards a focus on human comfort, health and wellness, which is evidenced by increasing adoption rates for comfort products. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, including those that are vertically integrated, to create innovative and unique configurations that adapt to industry trends.

Recent Trends

Tariffs and Global Trade Environment

Since March 2025, the U.S. government has periodically announced additional significant tariffs on various goods imported to the U.S. and other countries have periodically announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. There has been significant uncertainty resulting from the implementation, termination and/or conditional pause of these additional tariffs. Further, it is reasonably possible that new or additional tariffs will be periodically announced in the future given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of manufacturing by regions for the regions limit the global impact of certain trade restrictions and tariffs. Further, the majority of our supply components are not currently subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

For the six months ended June 30, 2025, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that Gentherm and the automotive industry will be impacted by these additional tariffs, the adverse global trade environment and the resulting economic uncertainty. See Part II, Item 1A, “Risk Factors” in this Report for additional information.

Global Conditions

The global automotive light vehicle industry is impacted by a number of factors, including global and regional economic conditions. At times in recent years, the global economy has experienced significant volatility, inflationary pressures and supply chain disruptions, which have a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages, work stoppages, and increased prices of inputs to our products. Although some supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. There have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East and heightened tensions in the Red Sea and in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. Further, it is reasonably possible that certain political pressures, such as changes to international trade agreements, increases in tariffs, import quotas or other trade restrictions or actions, including export controls and other retaliatory responses to such actions, could continue to affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. See “—Tariffs and Global Trade Environment” above for further information on the impact of tariffs and the global trade environment in 2025. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (July 2025 release), global light vehicle production in the three and six months ended June 30, 2025 in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three and six months ended June 30, 2024, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
North America	4.0	4.1	(3.0)%	7.7	8.1	(4.1)%
Europe	4.4	4.5	(1.7)%	8.8	9.1	(3.3)%
Greater China	7.6	7.0	9.0%	14.8	13.3	11.7%
Japan / South Korea	3.0	3.0	0.0%	6.1	5.9	3.4%
Total light vehicle production volume in key markets	19.0	18.6	2.3%	37.4	36.3	3.1%

The S&P Global Mobility (July 2025 release) forecasted light vehicle production volume in the Company’s key markets for full year 2025 to remain consistent at 74.7 million units, in line with full year 2024 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2025, we secured automotive new business awards totaling $620 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of June 30, 2025, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the second quarter of 2025 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

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

During the three and six months ended June 30, 2025, the Company repurchased $10.0 million with an average price paid per share of $26.24. The 2024 Stock Repurchase Program had $110.1 million of repurchase authorization remaining as of June 30, 2025.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2025 and 2024, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Product revenues	$375,090	$375,683	$(593)	$728,944	$731,698	$(2,754)
Cost of sales	285,328	278,982	(6,346)	552,717	546,244	(6,473)
Gross margin	89,762	96,701	(6,939)	176,227	185,454	(9,227)
Operating expenses:
Net research and development expenses	22,558	21,861	(697)	46,774	44,606	(2,168)
Selling, general and administrative expenses	41,087	39,410	(1,677)	79,565	80,131	566
Restructuring expenses, net	2,108	2,442	334	6,622	9,680	3,058
Loss on sale of land and building, net	—	—	—	2,196	—	(2,196)
Total operating expenses	65,753	63,713	(2,040)	135,157	134,417	(740)
Operating income	24,009	32,988	(8,979)	41,070	51,037	(9,967)
Interest expense, net	(4,043)	(4,002)	(41)	(7,598)	(7,246)	(352)
Foreign currency (loss) gain	(17,432)	(282)	(17,150)	(27,730)	2,267	(29,997)
Other (loss) income	—	(284)	284	(1,124)	689	(1,813)
Earnings before income tax	2,534	28,420	(25,886)	4,618	46,747	(42,129)
Income tax expense	2,057	9,544	7,487	4,269	13,086	8,817
Net income	$477	$18,876	$(18,399)	$349	$33,661	$(33,312)

Product revenues by product category, in thousands, for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Climate Control Seats (a)	$200,020	$199,766	$254	0.1%	$391,173	$391,815	$(642)	(0.2)%
Lumbar and Massage Comfort Solutions	52,530	45,869	6,661	14.5%	97,843	84,120	13,723	16.3%
Climate Control Interiors (a)	49,585	47,031	2,554	5.4%	94,926	91,429	3,497	3.8%
Climate and Comfort Electronics (a)	5,906	4,157	1,749	42.1%	13,621	8,383	5,238	62.5%
Automotive Climate and Comfort Solutions	308,041	296,823	11,218	3.8%	597,563	575,747	21,816	3.8%
Valve Systems	25,143	29,267	(4,124)	(14.1)%	48,316	55,892	(7,576)	(13.6)%
Other Automotive (a)	30,668	37,912	(7,244)	(19.1)%	59,847	77,001	(17,154)	(22.3)%
Subtotal Automotive segment	363,852	364,002	(150)	(0.0)%	705,726	708,640	(2,914)	(0.4)%
Medical segment	11,238	11,681	(443)	(3.8)%	23,218	23,058	160	0.7%
Total Company	$375,090	$375,683	$(593)	(0.2)%	$728,944	$731,698	$(2,754)	(0.4)%

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

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$375,090	$375,683	$(593)	$(1,597)	$5,514	$(4,510)	$(593)

Product revenues for the three months ended June 30, 2025 decreased 0.2% as compared to the three months ended June 30, 2024. The decrease in product revenues is due to unfavorable pricing, unfavorable automotive volumes and unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi and Korean Won, partially offset by favorable currency impacts primarily attributable to the Euro.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$728,944	$731,698	$(2,754)	$3,603	$93	$(6,450)	$(2,754)

Product revenues for the six months ended June 30, 2025 decreased 0.4% as compared to the six months ended June 30, 2024. The decrease in product revenues is due to unfavorable pricing and unfavorable foreign currency impacts primarily attributable to the Korean Won and Chinese Renminbi, partially offset by favorable automotive volumes and favorable currency impacts primarily attributable to the Euro.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$285,328	$278,982	$(6,346)	$1,186	$1,689	$(3,141)	$(6,080)	$(6,346)
Gross margin	89,762	96,701	(6,939)	(411)	1,689	2,373	(10,590)	(6,939)
Gross margin - Percentage of product revenues	23.9%	25.7%

Cost of sales for the three months ended June 30, 2025 increased 2.3% as compared to the three months ended June 30, 2024. The increase in cost of sales is primarily due to higher labor costs, unfavorable foreign currency impacts primarily attributable to the Euro and higher quality costs, partially offset by lower automotive volumes, material purchasing savings and favorable foreign currency impacts (net of foreign currency hedges) primarily attributable to the Mexican Peso.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$552,717	$546,244	$(6,473)	$(1,901)	$1,611	$566	$(6,749)	$(6,473)
Gross margin	176,227	185,454	(9,227)	1,702	1,611	659	(13,199)	(9,227)
Gross margin - Percentage of product revenues	24.2%	25.3%

Cost of sales for the six months ended June 30, 2025 increased 1.2% as compared to the six months ended June 30, 2024. The increase in cost of sales is primarily due to higher labor costs, higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Euro and higher quality costs, partially offset by material purchasing savings and favorable foreign currency impacts (net of foreign currency hedges) primarily attributable to the Mexican Peso.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$29,601	$29,103	$(498)
Reimbursed research and development expenses	(7,043)	(7,242)	(199)
Net research and development expenses	$22,558	$21,861	$(697)
Percentage of product revenues	6.0%	5.8%

Net research and development expenses for the three months ended June 30, 2025 increased 3.2% as compared to the three months ended June 30, 2024. The increase in net research and development expenses is primarily related to higher employee compensation expenses.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$59,108	$56,845	$(2,263)
Reimbursed research and development expenses	(12,334)	(12,239)	95
Net research and development expenses	$46,774	$44,606	$(2,168)
Percentage of product revenues	6.4%	6.1%

Net research and development expenses for the six months ended June 30, 2025 increased 4.9% as compared to the six months ended June 30, 2024. The increase in net research and development expenses is primarily related to higher employee compensation expenses.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$41,087	$39,410	$(1,677)
Percentage of product revenues	11.0%	10.5%

Selling, general and administrative expenses for the three months ended June 30, 2025 increased 4.3% as compared to the three months ended June 30, 2024. The increase in selling, general and administrative expenses is primarily related to higher expenses for leadership transition, leases and information technology, partially offset by lower employee compensation expenses.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$79,565	$80,131	$566
Percentage of product revenues	10.9%	11.0%

Selling, general and administrative expenses for the six months ended June 30, 2025 decreased 0.7% as compared to the six months ended June 30, 2024. The decrease in selling, general and administrative expenses is primarily related to lower employee compensation expenses and favorable foreign currency impacts, partially offset by higher expenses for leadership transition, leases and information technology.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$2,108	$2,442	$334

During the three months ended June 30, 2025, the Company recognized expenses of $1.5 million for employee separation costs and $0.7 million for other costs.

During the three months ended June 30, 2024, the Company recognized expenses of $2.1 million for employee separation costs and $0.3 million for other costs.

Below is a summary of our restructuring expenses, net, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$6,622	$9,680	$3,058

During the six months ended June 30, 2025, the Company recognized expenses of $5.7 million for employee separation costs and $1.0 million for other costs.

During the six months ended June 30, 2024, the Company recognized expenses of $8.9 million for employee separation costs and $0.8 million for other costs.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Loss on sale of land and building, net	$2,196	$—	$(2,196)

Loss on sale of land and building, net for the six months ended June 30, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan in January 2025.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(4,043)	$(4,002)	$(41)

Interest expense, net for the three months ended June 30, 2025 remained relatively flat as compared to the three months ended June 30, 2024.

Below is a summary of our interest expense, net, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(7,598)	$(7,246)	$(352)

Interest expense, net for the six months ended June 30, 2025 increased 4.9% as compared to the six months ended June 30, 2024. The increase in interest expense, net is primarily related to the change in fair value of an interest rate swap derivative.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency loss, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Foreign currency loss	$(17,432)	$(282)	$(17,150)

Foreign currency loss for the three months ended June 30, 2025 included net realized foreign currency gain of $1.4 million and net unrealized foreign currency loss of $18.9 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. dollar receivable at one of our foreign subsidiaries.

Foreign currency loss for the three months ended June 30, 2024 included net realized foreign currency loss of $0.8 million and net unrealized foreign currency gain of $0.5 million.

Below is a summary of our foreign currency (loss) gain, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(27,730)	$2,267	$(29,997)

Foreign currency loss for the six months ended June 30, 2025 included net realized foreign currency gain of $0.7 million and net unrealized foreign currency loss of $28.5 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. dollar receivable at one of our foreign subsidiaries.

Foreign currency gain for the six months ended June 30, 2024 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency gain of $2.4 million.

Other (Loss) Income

Below is a summary of our other loss, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Other loss	$—	$(284)	$284

Other loss for the three months ended June 30, 2025 decreased as compared to other loss for the three months ended June 30, 2024, primarily due to a decrease in miscellaneous expenses.

Below is a summary of our other (loss) income, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Other (loss) income	$(1,124)	$689	$(1,813)

Other (loss) income for the six months ended June 30, 2025 was unfavorable as compared to the six months ended June 30, 2024. The change in other (loss) income is primarily due to a $1.3 million decrease in the fair value of an equity investment in the current year period and a $1.1 million increase in the fair value of an equity investment in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$2,057	$9,544	$7,487

Income tax expense was $2.1 million for the three months ended June 30, 2025 on earnings before income tax of $2.5 million, representing an effective tax rate of 81.2%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of GILTI.

Income tax expense was $9.5 million for the three months ended June 30, 2024 on earnings before income tax of $28.4 million, representing an effective tax rate of 33.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions and the unfavorable impact of the GILTI, partially offset by certain favorable tax effects of equity vesting.

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$4,269	$13,086	$8,817

Income tax expense was $4.3 million for the six months ended June 30, 2025 on earnings before income tax of $4.6 million, representing an effective tax rate of 92.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of GILTI, unfavorable tax effects of equity vesting and a valuation allowance established in the U.S. related to a capital loss carryforward.

Income tax expense was $13.1 million for the six months ended June 30, 2024 on earnings before income tax of $46.7 million, representing an effective tax rate of 28.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the quarterly accrual for uncertain tax positions and the unfavorable impact of the GILTI, partially offset by a one-time benefit related to the Alfmeier acquisition.

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

As of June 30, 2025, the Company had $128.3 million of cash and cash equivalents and $288.0 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of June 30, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $91.3 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of period	$134,134	$149,673
Net cash provided by operating activities	31,701	26,824
Net cash used in investing activities	(19,829)	(24,680)
Net cash used in financing activities	(22,329)	(21,777)
Foreign currency effect on cash and cash equivalents	4,620	(6,574)
Cash and cash equivalents at end of period	$128,297	$123,466

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $31.7 million during the six months ended June 30, 2025 primarily reflecting net income of $0.3 million, $69.7 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property, provisions for inventory and other, including unrealized foreign currency loss, and $20.5 million related to changes in accounts payable, partially offset by $23.7 million related to changes in accounts receivable, net, $13.4 million related to changes in inventory, $12.2 million for non-cash deferred income taxes and $9.5 million related to changes in net other assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities was $19.8 million during the six months ended June 30, 2025, reflecting purchases of property and equipment of $23.7 million and investments in technology companies of $0.6 million, partially offset by proceeds from the sale of property and equipment of $3.7 million and proceeds from deferred purchase price of factored receivables of $0.8 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $22.3 million during the six months ended June 30, 2025, reflecting $63.1 million of debt repayments, $10.0 million paid to repurchase Common Stock and $1.2 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the borrowing of debt of $52.0 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.80%	$209,000	5.86%	$220,000
Finance leases	3.36%	146	3.46%	201
Total debt		209,146		220,201
Less: current maturities		(146)		(137)
Long-term debt, less current maturities		$209,000		$220,064

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of June 30, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of June 30, 2025 and December 31, 2024, there was $0.1 million and $0.2 million, respectively, of outstanding finance leases.

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

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. At times in recent years, the automotive industry has experienced significant volatility in the costs of certain materials and components, labor and transportation. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. The impact of additional significant tariffs could add to these inflationary pressures. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2025. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings in the consolidated condensed statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The Company records the ineffective portion of foreign currency hedging instruments, if any, to cost of sales, and the ineffective portion of interest rate swaps, if any, to interest expense, net in the consolidated condensed statements of income. Cash flows associated with derivatives are reported in net cash from operating activities in the consolidated condensed statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of June 30, 2025 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2025	2026	2027	2028	2029	2030	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$209,000	$—	$—	$—	$209,000	$209,000
Variable interest rate as of June 30, 2025			5.80%				5.80%

Based on the amounts outstanding as of June 30, 2025, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.1 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2025	2026	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount (a)	$40,493	$35,122	$75,615	$5,514
Average contract rate	20.37	20.50	20.43
(Receive HUF / Pay EUR)
Total contract amount (a)	$6,747	$—	$6,747	$254
Average contract rate	418.89	—	418.89
(a)
Reflects the approximate U.S. dollar equivalent of the notional value of the hedge contracts.

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	June 30, 2025		December 31, 2024
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$5,040	$7,807	$6,243	$7,359
Exchange Agreements:(Receive HUF / Pay EUR)	637	779	917	1,120

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2025.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The Company is not aware of any additional material risks or uncertainties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2025

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	156,000	$26.00	156,000	$116,061,894
May 1, 2025 to May 31, 2025	225,600	26.42	225,600	110,102,528
June 1, 2025 to June 30, 2025	—	—	—	110,102,528

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Date: July 24, 2025

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 24, 2025