Form 10-Q
period 2025-09-30
Gentherm Inc
filed 2025-10-23
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

At October 17, 2025, there were 30,525,148 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$154,250	$134,134
Accounts receivable, net	291,293	258,112
Inventory:
Raw materials	136,014	137,511
Work in process	35,040	19,059
Finished goods	82,199	70,786
Inventory, net	253,253	227,356
Other current assets	87,096	64,413
Total current assets	785,892	684,015
Property and equipment, net	256,948	252,970
Goodwill	108,730	99,603
Other intangible assets, net	54,291	57,251
Operating lease right-of-use assets	58,662	43,954
Deferred income tax assets	78,302	75,041
Other non-current assets	38,510	34,722
Total assets	$1,381,335	$1,247,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$263,600	$226,815
Current lease liabilities	10,181	7,517
Current maturities of long-term debt	109	137
Other current liabilities	126,435	105,824
Total current liabilities	400,325	340,293
Long-term debt, less current maturities	189,000	220,064
Non-current lease liabilities	49,678	37,052
Pension benefit obligation	3,880	4,017
Other non-current liabilities	20,504	29,183
Total liabilities	$663,387	$630,609
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,525,148 and 30,788,639 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,901	2,049
Paid-in capital	1,590	4,290
Accumulated other comprehensive income (loss)	1,358	(85,193)
Accumulated earnings	711,099	695,801
Total shareholders’ equity	717,948	616,947
Total liabilities and shareholders’ equity	$1,381,335	$1,247,556

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues	$386,870	$371,512	$1,115,814	$1,103,210
Cost of sales	291,722	276,639	844,439	822,883
Gross margin	95,148	94,873	271,375	280,327
Operating expenses:
Net research and development expenses	24,429	23,013	71,203	67,619
Selling, general and administrative expenses	42,875	36,861	122,440	116,992
Restructuring expenses, net	3,986	2,662	10,608	12,342
Loss on sale of land and building, net	—	—	2,196	—
Total operating expenses	71,290	62,536	206,447	196,953
Operating income	23,858	32,337	64,928	83,374
Interest expense, net	(3,313)	(4,710)	(10,911)	(11,956)
Foreign currency gain (loss)	339	(8,480)	(27,391)	(6,213)
Other income (loss)	—	263	(1,124)	952
Earnings before income tax	20,884	19,410	25,502	66,157
Income tax expense	5,935	3,445	10,204	16,531
Net income	$14,949	$15,965	$15,298	$49,626
Basic earnings per share	$0.49	$0.51	$0.50	$1.58
Diluted earnings per share	$0.49	$0.51	$0.50	$1.57
Weighted average number of shares – basic	30,480	31,187	30,619	31,421
Weighted average number of shares – diluted	30,748	31,365	30,802	31,605

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$14,949	$15,965	$15,298	$49,626
Other comprehensive (loss) income:
Pension benefit obligations, net of tax	15	17	43	50
Foreign currency translation adjustments	(687)	22,438	79,364	3,446
Unrealized gain (loss) on cash flow derivative securities, net of tax	25	(1,777)	7,144	(8,357)
Other comprehensive (loss) income, net of tax	(647)	20,678	86,551	(4,861)
Comprehensive income	$14,302	$36,643	$101,849	$44,765

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$15,298	$49,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,478	40,085
Deferred income taxes	(12,836)	1,568
Stock based compensation	10,573	10,291
Loss (gain) on disposition of property and equipment	2,671	(1,702)
Provisions for inventory	5,234	502
Other non-cash items, including unrealized foreign currency loss (gain)	30,957	(1,057)
Changes in assets and liabilities:
Accounts receivable, net	(20,543)	(16,179)
Inventory	(20,136)	(27,826)
Other assets	(22,325)	(35,959)
Accounts payable	33,514	38,501
Other liabilities	25,935	15,239
Net cash provided by operating activities	87,820	73,089
Investing Activities:
Purchases of property and equipment	(33,378)	(50,354)
Proceeds from the sale of property and equipment	3,770	7,537
Proceeds from deferred purchase price of factored receivables	744	10,266
Cost of technology investments	(915)	(590)
Net cash used in investing activities	(29,779)	(33,141)
Financing Activities:
Borrowings on debt	72,000	53,000
Repayments of debt	(103,112)	(53,520)
Proceeds from the exercise of Common Stock options	—	4,650
Taxes withheld and paid on employees' stock based compensation	(1,306)	(3,157)
Cash paid for the repurchase of Common Stock	(10,015)	(41,578)
Net cash used in financing activities	(42,433)	(40,605)
Foreign currency effect	4,508	1,565
Net increase in cash and cash equivalents	20,116	908
Cash and cash equivalents at beginning of period	134,134	149,673
Cash and cash equivalents at end of period	$154,250	$150,581
Supplemental disclosure of cash flow information:
Cash paid for taxes	$22,171	$19,470
Cash paid for interest	9,835	10,022
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$2,959	$7,646
Deferred purchase price of receivables factored in the period	—	9,276

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528
Net income	—	—	—	—	477	477
Other comprehensive income	—	—	—	58,886	—	58,886
Stock based compensation, net	43	3,869	—	—	—	3,869
Stock repurchase	(382)	(7,315)	(2,700)	—	—	(10,015)
Balance at June 30, 2025	30,520	$—	$1,590	$2,005	$696,150	$699,745
Net income	—	—	—	—	14,949	14,949
Other comprehensive loss	—	—	—	(647)	—	(647)
Stock based compensation, net	5	3,901	—	—	—	3,901
Balance at September 30, 2025	30,525	$3,901	$1,590	$1,358	$711,099	$717,948

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	14,785	14,785
Other comprehensive loss	—	—	—	(15,035)	—	(15,035)
Stock based compensation, net	87	2,766	—	—	(179)	2,587
Balance at March 31, 2024	31,629	$53,269	$—	$(45,195)	$638,985	$647,059
Net income	—	—	—	—	18,876	18,876
Other comprehensive loss	—	—	—	(10,504)	—	(10,504)
Stock based compensation, net	69	5,555	(396)	—	—	5,159
Stock repurchase	(380)	(32,285)	5,345	—	6,654	(20,286)
Balance at June 30, 2024	31,318	$26,539	$4,949	$(55,699)	$664,515	$640,304
Net income	—	—	—	—	15,965	15,965
Other comprehensive income	—	—	—	20,678	—	20,678
Stock based compensation, net	64	4,442	(397)	—	—	4,045
Stock repurchase	(406)	(20,283)	—	—	—	(20,283)
Balance at September 30, 2024	30,976	$10,698	$4,552	$(35,021)	$680,480	$660,709

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

As of September 30, 2025 and December 31, 2024, total capitalized payments to customers were $16,572 and $14,276, respectively. During the three and nine months ended September 30, 2025, the Company recognized $202 and $1,246 as reductions of revenue due to amortization and write-off of previously capitalized payments. During the three and nine months ended September 30, 2024, the Company recognized $121 and $307 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company had no other material contract assets or contract liabilities as of September 30, 2025.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". ASU 2024-03 enhances disclosures around certain costs and expenses. Retrospective adoption is required for all periods presented in the financial statements and early adoption is permitted. This update is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently in the process of determining the impact the implementation of ASU 2024-03 will have on the Company’s financial statement disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)". ASU 2025-06 modernizes the accounting for internal-use software costs. Retrospective, prospective, or a modified transition approach for adoption are all permitted, as well as early adoption at the beginning of an annual reporting period. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently in the process of determining the impact the implementation of ASU 2025-06 will have on the Company’s financial statement disclosures.

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

2025 Manufacturing Footprint Plan

In July 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its global manufacturing capacity (“2025 Manufacturing Footprint Plan”). As a result, the Company will relocate certain manufacturing activities between existing locations.

The Company expects to incur cash restructuring costs of between $3,000 and $4,000 for employee severance and retention costs and $1,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000. The actions under the 2025 Manufacturing Footprint Plan are expected to be substantially completed by the end of 2026.

During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $2,190, for employee separation costs.

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

During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $413 and $3,186, respectively, for employee separation costs and $480 and $813, respectively, for other costs.

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

During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $125 and $2,077, respectively, for employee separation costs and $273 and $390, respectively, for other costs.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and nine months ended September 30, 2025, the Company recognized $(2) and $1,214, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and nine months ended September 30, 2024, the Company recognized $787 and $6,150, respectively, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and nine months ended September 30, 2025, the Company recognized $0 and $(262), respectively, for employee separation costs and $507 and $1,000, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

During the three and nine months ended September 30, 2024, the Company recognized $1,008 and $4,518, respectively, for employee separation costs and $867 and $1,674, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three and nine months ended September 30, 2025 and 2024 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Automotive	$3,972	$2,662	$10,410	$11,470
Medical	14	—	170	20
Corporate	—	—	28	852
Total	$3,986	$2,662	$10,608	$12,342

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring activity for all restructuring initiatives for the nine months ended September 30, 2025:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2024	$3,288	$—	$3,288
Additions, charged to restructuring expenses, net	4,412	284	4,696
Cash payments	(2,123)	(284)	(2,407)
Change in estimate	(182)	—	(182)
Currency translation	100	—	100
Balance at March 31, 2025	$5,495	$—	$5,495
Additions, charged to restructuring expenses, net	1,533	659	2,192
Cash payments	(1,274)	(659)	(1,933)
Change in estimate	(84)	—	(84)
Currency translation	363	—	363
Balance at June 30, 2025	$6,033	$—	$6,033
Additions, charged to restructuring expenses, net	2,738	1,260	3,998
Cash payments	(1,048)	(1,260)	(2,308)
Change in estimate	(12)	—	(12)
Currency translation	45	—	45
Balance at September 30, 2025	$7,756	$—	$7,756

Note 4 – Details of Certain Balance Sheet Components

	September 30, 2025	December 31, 2024
Other current assets:
Billable tooling	$26,385	$19,740
Income tax and other tax receivable	23,562	20,611
Prepaid expenses	11,739	6,305
Notes receivable	9,869	11,190
Short-term derivative financial instruments	5,870	719
Other	9,671	5,848
Total other current assets	$87,096	$64,413
Other current liabilities:
Accrued employee liabilities	$49,678	$42,277
Income tax and other taxes payable	25,491	26,385
Liabilities from discounts and rebates	24,389	20,501
Accrued warranty	7,907	3,507
Restructuring	7,756	3,288
Short-term derivative financial instruments	757	2,037
Other	10,457	7,829
Total other current liabilities	$126,435	$105,824

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2025 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2024	$72,754	$26,849	$99,603
Currency translation	8,239	888	9,127
Balance as of September 30, 2025	$80,993	$27,737	$108,730

The accumulated impairment losses of goodwill for Automotive and Medical were $0 and $19,509, respectively, as of September 30, 2025.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2025 and December 31, 2024 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$120,936	$(81,230)	$(5,477)	$34,229
Technology	48,399	(35,571)	(24)	12,804
Product development costs	19,919	(19,751)	(71)	97
Software development	1,007	(352)	—	655
Indefinite-lived:
Tradenames	7,036	—	(530)	6,506
Balance as of September 30, 2025	$197,297	$(136,904)	$(6,102)	$54,291

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$109,608	$(67,787)	$(5,477)	$36,344
Technology	43,458	(29,976)	(24)	13,458
Product development costs	18,019	(17,849)	—	170
Software development	1,007	(201)	—	806
Indefinite-lived:
Tradenames	7,003	—	(530)	6,473
Balance as of December 31, 2024	$179,095	$(115,813)	$(6,031)	$57,251

Note 6 – Debt

The following table summarizes the Company’s debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.63%	$189,000	5.86%	$220,000
Finance leases	3.35%	109	3.46%	201
Total debt		189,109		220,201
Less: current maturities		(109)		(137)
Long-term debt, less current maturities		$189,000		$220,064

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

Under the Second Amended and Restated Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers, including the stock and membership interests of specified subsidiaries. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of September 30, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

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

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $307,938 remained available for additional borrowings as of September 30, 2025.

The Company had $3,062 and $2,838 of outstanding letters of credit issued as of September 30, 2025 and December 31, 2024 respectively.

The scheduled principal maturities of our debt as of September 30, 2025 were as follows:

	U.S. Revolving Note	Other Debt	Total
2025	$—	$37	$37
2026	—	72	72
2027	189,000	—	189,000
Total	$189,000	$109	$189,109

Note 7 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of September 30, 2025 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$3,507	$3,945
Warranty claims paid	(6,227)	(4,882)
Warranty expense for products shipped during the current period	8,345	4,017
Adjustments to warranty estimates from prior periods	2,121	725
Adjustments due to currency translation	161	(4)
Balance at the end of the period	$7,907	$3,801

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to discount one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of September 30,

2025, the Company had supplier obligations that had been confirmed under these arrangements of $25,474. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. There were no potential shares with an anti-dilutive impact during the three and nine months ended September 30, 2025. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$14,949	$15,965	$15,298	$49,626

Basic weighted average shares of Common Stock outstanding	30,479,846	31,186,867	30,618,564	31,420,826
Dilutive effect of restricted stock, restricted stock units and performance stock units	268,043	178,182	183,129	184,376
Diluted weighted average shares of Common Stock outstanding	30,747,889	31,365,049	30,801,693	31,605,202

Basic earnings per share	$0.49	$0.51	$0.50	$1.58
Diluted earnings per share	$0.49	$0.51	$0.50	$1.57

Note 10 – Financial Instruments

Derivative Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities, such as copper.

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

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of September 30, 2025 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$80,649	Other current assets	$5,870	Other current liabilities	$—	$5,870
Interest rate contracts	Level 2	$100,000	Other current assets	$—	Other current liabilities	$757	$(757)

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income and the consolidated condensed statements of comprehensive income is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location (Income/(Loss))	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income (loss)	$2,086	$(455)	$273	$5,817
	Other comprehensive income (loss)	91	(2,272)	9,844	(10,685)
Total foreign currency derivatives		$2,177	$(2,727)	$10,117	$(4,868)

Interest rate contracts	Interest expense, net	$156	$—	$156	$—
	Other comprehensive income (loss)	(58)	—	(757)	—
Total interest rate derivatives		$98	$—	$(601)	$—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$(104)	$(1,157)	$(719)	$(1,161)
Total interest rate derivatives		$(104)	$(1,157)	$(719)	$(1,161)

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2025 and 2024.

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

Receivables factored under receivables factoring agreements balance as of December 31, 2024 were as follows:

December 31, 2024
Receivables factored and outstanding	$755

Trade receivables sold and factoring fees incurred during the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Trade receivables sold	$27,885	$98,761
Factoring fees incurred	186	564

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

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivatives instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at September 30, 2025 and December 31, 2024.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the nine months ended September 30, 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions (Level 2), which was recorded in other income (loss). As of September 30, 2025, and December 31, 2024, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of September 30, 2025, and December 31, 2024, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6).

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

Share repurchases and related activity during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total number of shares repurchased	—	406,021	381,600	785,865
Average price paid per share	$—	$48.97	$26.24	$50.75
Total	$—	$19,883	$10,015	$39,883

Excise tax charged	$—	$200	$100	$400

As of September 30, 2025, the 2024 Stock Repurchase Program had $110,103 of share repurchase authorization remaining.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Reclassification adjustments and other activities impacting accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at June 30, 2025	$(1,823)	$(45)	$3,873		$2,005
Other comprehensive (loss) income before reclassifications	—	(687)	2,276		1,589
Income tax effect of other comprehensive (loss) income before reclassifications	—	—	(474)		(474)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	21	—	(2,243)	[a]	(2,222)
Income taxes reclassified into net income	(6)	—	466		460
Net current period other comprehensive income (loss)	15	(687)	25		(647)
Balance at September 30, 2025	$(1,808)	$(732)	$3,898		$1,358
(a)
In the three months ended September 30, 2025 $2,086 and $156 were reclassified from accumulated other comprehensive income (loss) into cost of sales and interest expense, net, respectively, in the consolidated condensed statements of income.

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
(a)
The amounts reclassified from accumulated other comprehensive (loss) income were included in cost of sales in the consolidated condensed statements of income.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2024	$(1,851)	$(80,096)	$(3,246)		$(85,193)
Other comprehensive income before reclassifications	—	79,364	11,463		90,827
Income tax effect of other comprehensive income before reclassifications	—	—	(2,423)		(2,423)
Amounts reclassified from accumulated other comprehensive income (loss) into net income	59	—	(2,376)	[a]	(2,317)
Income taxes reclassified into net income	(16)	—	480		464
Net current period other comprehensive income	43	79,364	7,144		86,551
Balance at September 30, 2025	$(1,808)	$(732)	$3,898		$1,358
(a)
In the nine months ended September 30, 2025 $2,220 and $156 were reclassified from accumulated other comprehensive income (loss) into cost of sales and interest expense, net, respectively, in the consolidated condensed statements of income.

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
(a)
The amounts reclassified from accumulated other comprehensive (loss) income were included in cost of sales in the consolidated condensed statements of income.

The Company expects that substantially all of the existing gains and losses related to cash flow derivatives reported in accumulated other comprehensive income (loss) as of September 30, 2025 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2025 and 2024, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense	$5,935	$3,445	$10,204	$16,531
Earnings before income tax	$20,884	$19,410	$25,502	$66,157
Effective tax rate	28.4%	17.7%	40.0%	25.0%

Income tax expense was $5,935 for the three months ended September 30, 2025 on earnings before income tax of $20,884, representing an effective tax rate of 28.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of global intangible low-tax income (“GILTI”) and Subpart F income.

Income tax expense was $3,445 for the three months ended September 30, 2024 on earnings before income tax of $19,410, representing an effective tax rate of 17.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the release of the uncertain tax position reserve accrual due to tax audit settlement, a partial valuation allowance release in the U.S. related to its capital loss carryforward, and favorable tax effects of equity vesting, partially offset by the unfavorable impact of GILTI.

Income tax expense was $10,204 for the nine months ended September 30, 2025 on earnings before income tax of $25,502, representing an effective tax rate of 40.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of GILTI and Subpart F income, unfavorable tax effects of equity vesting and a valuation allowance established in the U.S. related to a capital loss carryforward.

Income tax expense was $16,531 for the nine months ended September 30, 2024 on earnings before income tax of $66,157, representing an effective tax rate of 25.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of GILTI, partially offset by favorable tax effects of equity vesting, a partial valuation allowance release in the U.S. related to its capital loss carryforward and a one-time benefit related to the Alfmeier acquisition.

Tax Provisions

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is evaluating the potential impacts of the OBBBA on its consolidated financial statements and has determined the OBBBA will not have a material impact on 2025 and does not anticipate a material impact in 2026, based on the guidance issued to date.

In addition, on July 19, 2025, the Act for an Immediate Tax Investment Programme to Strengthen Germany's Business Location (“German Tax Package”) was enacted in Germany. The German Tax Package includes significant provisions, including a gradual reduction in the corporate tax rate from 15% in 2027 to 10% by 2032, in 1% increments beginning in 2028, enhanced depreciation provisions and expanded relief for research and development expenses. The impact of the legislation was a non-cash income tax expense of $531, which was recorded as an adjustment to deferred tax expense in the third quarter of 2025.

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

The table below presents segment information about the reported product revenues, significant segment expenses, operating income and depreciation and amortization of the Company for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Revenues
Automotive	$374,211	$358,804	$1,079,937	$1,067,444
Medical	12,659	12,708	35,877	35,766
Total	386,870	371,512	1,115,814	1,103,210

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	283,663	267,671	822,314	800,053
Net research and development expenses	18,629	17,788	55,831	52,224
Selling, general and administrative expenses	17,013	16,127	49,546	49,765
Restructuring expenses, net	3,972	2,662	10,410	11,470
Loss on sale of land and building, net	—	—	2,196	—
Automotive operating income	50,934	54,556	139,640	153,932

Medical
Cost of sales	6,691	6,814	18,696	18,828
Other operating expenses	5,982	5,415	17,137	16,134
Impairment of intangible assets	—	—	—	530
Medical operating (loss) income	(14)	479	44	274

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	27,062	22,698	74,756	70,832
Total consolidated operating income	$23,858	$32,337	$64,928	$83,374

Other Segment Disclosures
Depreciation and Amortization
Automotive	$11,990	$12,118	$35,388	$36,343
Medical	849	870	2,555	2,622
Corporate and other unallocated expenses	550	364	1,535	1,120
Total	$13,389	$13,352	$39,478	$40,085

Automotive and Medical segment product revenues by product category for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Climate Control Seats (a)	$201,275	$189,898	$592,448	$581,713
Lumbar and Massage Comfort Solutions	55,799	48,970	153,642	133,090
Climate Control Interiors (a)	52,638	49,283	147,564	140,712
Climate and Comfort Electronics (a)	8,599	4,883	22,220	13,266
Automotive Climate and Comfort Solutions	318,311	293,034	915,874	868,781
Valve Systems	24,487	26,082	72,803	81,974
Other Automotive (a)	31,413	39,688	91,260	116,689
Subtotal Automotive segment	374,211	358,804	1,079,937	1,067,444
Medical segment	12,659	12,708	35,877	35,766
Total Company	$386,870	$371,512	$1,115,814	$1,103,210
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

Revenue (based on shipment destination) by geographic area for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$139,991	$127,869	$391,662	$380,681
China	63,679	54,791	167,214	162,476
Germany	30,300	26,394	86,038	81,635
South Korea	20,422	22,487	68,288	78,341
Czech Republic	21,437	20,830	66,113	60,520
Mexico	18,272	10,783	51,704	32,621
Slovakia	12,828	13,970	41,121	41,870
Romania	13,533	13,069	41,056	40,299
Japan	12,027	13,370	35,805	40,562
United Kingdom	6,387	9,674	25,538	31,480
Other	47,994	58,275	141,275	152,725
Total Non-U.S.	246,879	243,643	724,152	722,529
Total Company	$386,870	$371,512	$1,115,814	$1,103,210

Property and equipment, net, for each of the geographic areas in which the Company operates as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Property and equipment, net
Germany	$49,591	$42,457
Mexico	49,222	47,814
China	45,195	44,767
United States	38,158	42,928
North Macedonia	26,736	25,374
Vietnam	19,348	20,920
Czech Republic	10,232	9,440
Hungary	8,583	7,994
Ukraine	4,792	5,174
Other	5,091	6,102
Total	$256,948	$252,970

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

For the nine months ended September 30, 2025, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that Gentherm and the automotive industry will be impacted by these additional tariffs, the adverse global trade environment and the resulting economic uncertainty.

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

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (October 2025 release), global light vehicle production in the three and nine months ended September 30, 2025 in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three and nine months ended September 30, 2024, are shown below (in millions of units):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
North America	3.9	3.8	4.7%	11.7	11.8	(1.4)%
Europe	3.8	3.7	1.2%	12.6	12.8	(1.7)%
Greater China	8.0	7.3	9.7%	23.0	20.6	11.7%
Japan / South Korea	2.9	2.9	0.7%	9.0	8.8	2.6%
Total light vehicle production volume in key markets	18.7	17.7	5.4%	56.2	54.0	4.2%

The S&P Global Mobility (October 2025 release) forecasted light vehicle production volume in the Company’s key markets for full year 2025 to increase to 76.1 million units, a 1.9% increase from full year 2024 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

Automotive New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2025, we secured automotive new business awards totaling $745 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of September 30, 2025, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the third quarter of 2025 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

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

During the nine months ended September 30, 2025, the Company repurchased $10.0 million with an average price paid per share of $26.24. There were no share repurchases during the three months ended September 30, 2025. The 2024 Stock Repurchase Program had $110.1 million of repurchase authorization remaining as of September 30, 2025.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical.

See Note 15, “Segment Reporting,” to the consolidated condensed financial statements included in this Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues, significant segment expenses, operating income, and depreciation and amortization.

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2025 and 2024, in thousands, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Product revenues	$386,870	$371,512	$15,358	$1,115,814	$1,103,210	$12,604
Cost of sales	291,722	276,639	(15,083)	844,439	822,883	(21,556)
Gross margin	95,148	94,873	275	271,375	280,327	(8,952)
Operating expenses:
Net research and development expenses	24,429	23,013	(1,416)	71,203	67,619	(3,584)
Selling, general and administrative expenses	42,875	36,861	(6,014)	122,440	116,992	(5,448)
Restructuring expenses, net	3,986	2,662	(1,324)	10,608	12,342	1,734
Loss on sale of land and building, net	—	—	—	2,196	—	(2,196)
Total operating expenses	71,290	62,536	(8,754)	206,447	196,953	(9,494)
Operating income	23,858	32,337	(8,479)	64,928	83,374	(18,446)
Interest expense, net	(3,313)	(4,710)	1,397	(10,911)	(11,956)	1,045
Foreign currency gain (loss)	339	(8,480)	8,819	(27,391)	(6,213)	(21,178)
Other income (loss)	—	263	(263)	(1,124)	952	(2,076)
Earnings before income tax	20,884	19,410	1,474	25,502	66,157	(40,655)
Income tax expense	5,935	3,445	(2,490)	10,204	16,531	6,327
Net income	$14,949	$15,965	$(1,016)	$15,298	$49,626	$(34,328)

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Climate Control Seats (a)	$201,275	$189,898	$11,377	6.0%	$592,448	$581,713	$10,735	1.8%
Lumbar and Massage Comfort Solutions	55,799	48,970	6,829	13.9%	153,642	133,090	20,552	15.4%
Climate Control Interiors (a)	52,638	49,283	3,355	6.8%	147,564	140,712	6,852	4.9%
Climate and Comfort Electronics (a)	8,599	4,883	3,716	76.1%	22,220	13,266	8,954	67.5%
Automotive Climate and Comfort Solutions	318,311	293,034	25,277	8.6%	915,874	868,781	47,093	5.4%
Valve Systems	24,487	26,082	(1,595)	(6.1)%	72,803	81,974	(9,171)	(11.2)%
Other Automotive (a)	31,413	39,688	(8,275)	(20.9)%	91,260	116,689	(25,429)	(21.8)%
Subtotal Automotive segment	374,211	358,804	15,407	4.3%	1,079,937	1,067,444	12,493	1.2%
Medical segment	12,659	12,708	(49)	(0.4)%	35,877	35,766	111	0.3%
Total Company	$386,870	$371,512	$15,358	4.1%	$1,115,814	$1,103,210	$12,604	1.1%
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

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$386,870	$371,512	$15,358	$13,600	$6,615	$(4,857)	$15,358

Product revenues for the three months ended September 30, 2025 increased 4.1% as compared to the three months ended September 30, 2024. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Chinese Renminbi and Korean Won.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$1,115,814	$1,103,210	$12,604	$17,203	$6,708	$(11,307)	$12,604

Product revenues for the nine months ended September 30, 2025 increased 1.1% as compared to the nine months ended September 30, 2024. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Korean Won and Chinese Renminbi.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$291,722	$276,639	$(15,083)	$(10,129)	$2,795	$(2,484)	$(5,265)	$(15,083)
Gross margin	95,148	94,873	275	3,471	2,795	4,131	(10,122)	275
Gross margin - Percentage of product revenues	24.6%	25.5%

Cost of sales for the three months ended September 30, 2025 increased 5.5% as compared to the three months ended September 30, 2024. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Euro, higher quality costs and higher labor costs, partially offset by material purchasing savings.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$844,439	$822,883	$(21,556)	$(12,030)	$4,406	$(1,918)	$(12,014)	$(21,556)
Gross margin	271,375	280,327	(8,952)	5,173	4,406	4,790	(23,321)	(8,952)
Gross margin - Percentage of product revenues	24.3%	25.4%

Cost of sales for the nine months ended September 30, 2025 increased 2.6% as compared to the nine months ended September 30, 2024. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Euro, higher quality costs and higher labor costs, partially offset by material purchasing savings and favorable foreign currency impacts (net of foreign currency hedges) primarily attributable to the Mexican Peso.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$31,008	$32,248	$1,240
Reimbursed research and development expenses	(6,579)	(9,235)	(2,656)
Net research and development expenses	$24,429	$23,013	$(1,416)
Percentage of product revenues	6.3%	6.2%

Net research and development expenses for the three months ended September 30, 2025 increased 6.2% as compared to the three months ended September 30, 2024. The increase in net research and development expenses is primarily related to lower customer reimbursements in the current year.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$90,116	$89,093	$(1,023)
Reimbursed research and development expenses	(18,913)	(21,474)	(2,561)
Net research and development expenses	$71,203	$67,619	$(3,584)
Percentage of product revenues	6.4%	6.1%

Net research and development expenses for the nine months ended September 30, 2025 increased 5.3% as compared to the nine months ended September 30, 2024. The increase in net research and development expenses is primarily related to higher employee compensation expenses and lower customer reimbursements in the current year.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$42,875	$36,861	$(6,014)
Percentage of product revenues	11.1%	9.9%

Selling, general and administrative expenses for the three months ended September 30, 2025 increased 16.3% as compared to the three months ended September 30, 2024. The increase in selling, general and administrative expenses is primarily related to higher expenses for leadership transition, leases, information technology and employee compensation and unfavorable foreign currency impacts primarily attributable to the Euro.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$122,440	$116,992	$(5,448)
Percentage of product revenues	11.0%	10.6%

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased 4.7% as compared to the nine months ended September 30, 2024. The increase in selling, general and administrative expenses is primarily related to higher expenses for leadership transition, leases, information technology and employee compensation and unfavorable foreign currency impacts primarily attributable to the Euro, partially offset by favorable foreign currency impacts primarily attributable to the Mexican Peso.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$3,986	$2,662	$(1,324)

During the three months ended September 30, 2025, the Company recognized expenses of $2.7 million for employee separation costs and $1.3 million for other costs.

During the three months ended September 30, 2024, the Company recognized expenses of $1.8 million for employee separation costs and $2.6 million for other costs, partially offset by $1.7 million of gain on sale of our Greenville, South Carolina facility.

Below is a summary of our restructuring expenses, net, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$10,608	$12,342	$1,734

During the nine months ended September 30, 2025, the Company recognized expenses of $8.4 million for employee separation costs and $2.2 million for other costs.

During the nine months ended September 30, 2024, the Company recognized expenses of $10.7 million for employee separation costs and $3.4 million for other costs, partially offset by $1.7 million of gain on sale of our Greenville, South Carolina facility.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Loss on sale of land and building, net	$2,196	$—	$(2,196)

Loss on sale of land and building, net for the nine months ended September 30, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan in January 2025.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(3,313)	$(4,710)	$1,397

Interest expense, net for the three months ended September 30, 2025 decreased 29.7% as compared to the three months ended September 30, 2024. The decrease in interest expense, net is primarily related to the change in fair value of an interest rate swap derivative in the prior year period.

Below is a summary of our interest expense, net, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(10,911)	$(11,956)	$1,045

Interest expense, net for the nine months ended September 30, 2025 decreased 8.7% as compared to the nine months ended September 30, 2024. The decrease in interest expense, net is primarily related to the change in fair value of an interest rate swap derivative in the prior year period.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain (loss), in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Foreign currency gain (loss)	$339	$(8,480)	$8,819

Foreign currency gain for the three months ended September 30, 2025 included net realized foreign currency gain of $2.2 million and net unrealized foreign currency loss of $1.9 million.

Foreign currency loss for the three months ended September 30, 2024 included net realized foreign currency loss of $0.1 million and net unrealized foreign currency gain of $8.6 million.

Below is a summary of our foreign currency loss, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Foreign currency loss	$(27,391)	$(6,213)	$(21,178)

Foreign currency loss for the nine months ended September 30, 2025 included net realized foreign currency gain of $3.0 million and net unrealized foreign currency loss of $30.4 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. Dollar receivable at one of our foreign subsidiaries.

Foreign currency loss for the nine months ended September 30, 2024 included net unrealized foreign currency loss of $6.2 million.

Other Income (Loss)

Below is a summary of our other income, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Other income	$—	$263	$(263)

Other income for the three months ended September 30, 2025 decreased as compared to other income for the three months ended September 30, 2024, primarily due to a decrease in miscellaneous income.

Below is a summary of our other (loss) income, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Other (loss) income	$(1,124)	$952	$(2,076)

Other (loss) income for the nine months ended September 30, 2025 was unfavorable as compared to the nine months ended September 30, 2024. The change in other (loss) income is primarily due to a $1.3 million decrease in the fair value of an equity investment in the current year period and a $1.1 million increase in the fair value of an equity investment in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$5,935	$3,445	$(2,490)

Income tax expense was $5.9 million for the three months ended September 30, 2025 on earnings before income tax of $20.9 million, representing an effective tax rate of 28.4%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of global intangible low-tax income (“GILTI”) and Subpart F income.

Income tax expense was $3.4 million for the three months ended September 30, 2024 on earnings before income tax of $19.4 million, representing an effective tax rate of 17.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, the release of the uncertain tax position reserve accrual due to tax audit settlement, a partial valuation allowance release in the U.S. related to its capital loss carryforward, and favorable tax effects of equity vesting, partially offset by the unfavorable impact of the GILTI.

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$10,204	$16,531	$6,327

Income tax expense was $10.2 million for the nine months ended September 30, 2025 on earnings before income tax of $25.5 million, representing an effective tax rate of 40.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the unfavorable impact of GILTI and Subpart F income, unfavorable tax effects of equity vesting and a valuation allowance established in the U.S. related to a capital loss carryforward.

Income tax expense was $16.5 million for the nine months ended September 30, 2024 on earnings before income tax of $66.2 million, representing an effective tax rate of 25.0%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of the GILTI, partially offset by favorable tax effects of equity vesting, a partial valuation allowance release in the U.S. related to its capital loss carryforward and a one-time benefit related to the Alfmeier acquisition.

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

As of September 30, 2025, the Company had $154.3 million of cash and cash equivalents and $307.9 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of September 30, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $98.0 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under our Second Amended and Restated Credit Agreement, and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of period	$134,134	$149,673
Net cash provided by operating activities	87,820	73,089
Net cash used in investing activities	(29,779)	(33,141)
Net cash used in financing activities	(42,433)	(40,605)
Foreign currency effect on cash and cash equivalents	4,508	1,565
Cash and cash equivalents at end of period	$154,250	$150,581

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $87.8 million during the nine months ended September 30, 2025 primarily reflecting net income of $15.3 million, $88.9 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property, provisions for inventory and other, including unrealized foreign currency loss, $33.5 million related to changes in accounts payable and $3.5 million related to changes in net other assets and liabilities, partially offset by $20.5 million related to changes in accounts receivable, net, $20.1 million related to changes in inventory and $12.8 million for non-cash deferred income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $29.8 million during the nine months ended September 30, 2025, reflecting purchases of property and equipment of $33.4 million and investments in technology companies of $0.9 million, partially offset by proceeds from the sale of property and equipment of $3.8 million and proceeds from deferred purchase price of factored receivables of $0.7 million.

Cash Flows From Financing Activities

Net cash used in financing activities was $42.4 million during the nine months ended September 30, 2025, reflecting $103.1 million of debt repayments, $10.0 million paid to repurchase Common Stock and $1.3 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by the borrowing of debt of $72.0 million.

Debt

The following table summarizes the Company’s debt, in thousands, as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.63%	$189,000	5.86%	$220,000
Finance leases	3.35%	109	3.46%	201
Total debt		189,109		220,201
Less: current maturities		(109)		(137)
Long-term debt, less current maturities		$189,000		$220,064

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent. The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amended and restated in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. As of September 30, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Finance Leases

As of September 30, 2025 and December 31, 2024, there was $0.1 million and $0.2 million, respectively, of outstanding finance leases.

Material Cash Requirements

In July 2025, we committed to a restructuring plan to further optimize our manufacturing footprint by realigning our global manufacturing capacity. We expect to incur cash restructuring costs of between $3 million and $4 million for employee severance and retention costs and $1 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1 million and $2 million.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended September 30, 2025. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities, such as copper. Market risks for changes in interest rates relate primarily to the Company's debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Canadian Dollar, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong, British Pound, and Moroccan Dirham.

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

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of September 30, 2025 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. Dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2025	2026	2027	2028	2029	2030	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$189,000	$—	$—	$—	$189,000	$189,000
Variable interest rate as of September 30, 2025			5.63%				5.63%

Based on the amounts outstanding as of September 30, 2025, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $1.9 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2025	2026	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount (a)	$42,177	$35,122	$77,299	$5,608
Average contract rate	20.27	20.50	20.38
(Receive HUF / Pay EUR)
Total contract amount (a)	$3,350	$—	$3,350	$262
Average contract rate	420.62	—	420.62
(a)
Reflects the approximate U.S. Dollar equivalent of the notional value of the hedge contracts.

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	September 30, 2025		December 31, 2024
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$4,439	$6,217	$6,243	$7,359
Exchange Agreements:(Receive HUF / Pay EUR)	238	290	917	1,120

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2025

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$110,102,528
August 1, 2025 to August 31, 2025	—	—	—	110,102,528
September 1, 2025 to September 30, 2025	—	—	—	110,102,528

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended September 30, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Date: October 23, 2025

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 23, 2025