Form 10-K
period 2025-12-31
Gentherm Inc
filed 2026-02-19
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such Common Stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $853,967,174. For purposes of this computation, the registrant has excluded the market value of all shares of its Common Stock reported as being beneficially owned by executive officers and directors.

As of February 13, 2026, there were 30,526,465 issued and outstanding shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

F-1

F-2

GENTHERM INCORPORATED

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions; the components of and our execution of our strategic plan, product and technology development and manufacturing footprint optimization restructuring plans; our operating performance; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation and other regulatory matters; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; our ability to finance sufficient working capital; and significant matters related to the Modine Transaction, including the expected closing timing and structure thereof, the ability of the parties to complete such transaction and planned actions to satisfy the closing conditions, the expected benefits thereof, the tax consequences thereof, the terms and scope of the expected financing in connection with such transaction, and the combined company’s plans, objectives, expectations and intentions. Reference is made in particular to forward-looking statements included in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

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

Overview

Gentherm Incorporated is a global market leader of innovative thermal management and pneumatic comfort technologies. Our automotive products include Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and Climate and Comfort Electronics. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world.

On January 29, 2026, the Company entered into definitive agreements with Modine Manufacturing Company, a Wisconsin corporation (“Modine”), Platinum SpinCo Inc, a Delaware corporation and wholly owned subsidiary of Modine (“SpinCo”), and Platinum Gold Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), with respect to a Reverse Morris Trust ("RMT") transaction (the "Modine Transaction"), and pursuant to and subject to the terms and conditions of such definitive agreements, (i) Modine will transfer (or cause to be transferred) and SpinCo will accept and assume (or cause to be accepted and assumed) all of the rights, titles and interests to and under certain assets and liabilities relating to Modine’s Performance Technologies business (“Performance Technologies”), (ii) Modine will distribute to its shareholders all of the issued and outstanding shares of common stock, $0.01 par value per share, of SpinCo (“SpinCo Common Stock”) held by Modine by way of a pro rata distribution (the “Spin-Off” and the disposition by Modine of 100% of the SpinCo Common Stock by way of the Spin-Off, the “Distribution”) and (iii) following the Distribution, Merger Sub will be merged with and into SpinCo, with SpinCo as the surviving entity (the “Merger”) and all SpinCo Common Stock will be converted into the right to receive shares of our common stock, no par value ("Common Stock"), as calculated and subject to adjustment as set forth in the Agreement and Plan of Merger, dated as of January 29, 2026, by and among the Company, Modine, Merger Sub and SpinCo (the “Merger Agreement”). Following consummation of the Merger, SpinCo will become a wholly owned subsidiary of the Company.

Closing of the Modine Transaction is subject to various closing conditions, including specified approvals by our shareholders, completion of financing for SpinCo, a customary IRS tax ruling, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

The Modine Transaction is described more fully under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Available Information

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

The Automotive reporting segment is comprised of our global automotive businesses, including the design, development, manufacturing and sales of our Automotive Climate and Comfort Solutions (including Climate Control Seats, Climate Control Interiors, Lumbar and Massage Comfort Solutions and Climate and Comfort Electronics), Valve Systems and other automotive products.

The Medical reporting segment is comprised of our patient temperature management business in the medical industry. Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities.

Research, Development and Partnerships

Our research, development and partnerships activities are an essential part of our efforts to develop new or improved innovative products, devise new ways to use our core technologies together to create value for consumers, and scale our products and core technologies into adjacent markets. Research and development is conducted globally at several sites to support our geographically diverse customers, allowing us to better meet their needs.

To offer our customers cutting-edge products and technologies, our strategy includes partnering with key technology leaders. These activities are critical to optimize energy utilization and production efficiencies, improve effectiveness in our products and minimize the cost to integrate our products with those of our customers.

Core Technologies

Gentherm's core technologies align well with near-term and long-term consumer and technological trends. We believe increased consumer demand for personalized comfort in a vehicle is driving increased adoption of our thermal and pneumatic Lumbar and Massage Comfort Solutions. We believe there is also demand for similar occupant experiences in other end markets, including power-sports, commercial vehicles, agriculture and home and office. We are committed to developing innovative products and technologies that fulfill this demand. Additionally, our core technologies have broad market applications which will allow us to scale across new end markets.

Gentherm's core technologies are:

Thermal Management

Gentherm's heating technologies use all three primary forms of heat transfer: conductive, convective, and radiant. Resistive heater technologies are comprised of wire, carbon fiber or positive thermal coefficient (“PTC”) heating elements that quickly and effectively deliver heat to people and objects. Wire heating elements are designed from stainless steel, copper, or our proprietary carbon fiber woven lattice technology called Carbotex® based on the specifications for a particular product application. Resistive heaters have multiple applications, including seat heating, steering wheel heating, interior panel heating and battery heating in the automotive segment and patient warming within the medical segment.

Air Moving Devices

Gentherm's air moving devices offer a broad range of scalable blower solutions developed for next-generation thermal systems. Our product families include compact, slim, quiet, high-power and special application series backed by engineering in motor design, aerodynamics, mechanical systems and electronics.

Pneumatic Solutions

Gentherm's pneumatic Lumbar and Massage Comfort Solutions are differentiated because our underlying valve technology for regulating air flow is based on shape memory alloy ("SMA") valves. Our products operate by inflation and deflation of lifting elements (air bladders) to achieve desired comfort effect. Our innovative control elements produce precise mechanical forces and movements using wires made of memory metals, without the labor-intensive use of additional sensors.

Valves

Gentherm's valves are designed and developed with our extensive expertise in advanced injection molding. Our passive valves manage flow in fluid-carrying circuits through spring-loaded actuation. Our active valves provide precise electronic flow regulation in liquid and air or gas circuits using solenoid and SMA actuation.

Products

The Gentherm core technologies are essential in building our strong product portfolio:

Automotive Climate and Comfort Solutions – Climate Control Seats (CCS®)

Gentherm offers a range of CCS products utilizing proprietary technologies for regulating temperature and enhancing the comfort of vehicle passengers. Heated seats, based on our resistive heater core technology, are seamlessly integrated into automotive seat designs, and are constructed using materials that offer the best capacity, installation characteristics and durability. Our design and manufacturing capabilities allow customers to choose from a variety of resistive heater materials based on their individual vehicle specifications.

Our CCS Vent products move air through the seat to provide conditioning. Our CCS Active products utilize thermoelectric devices to heat and cool air used to condition the seat. The conditioned air circulates by one of our specially designed air moving devices through an air distribution system installed in the seat cushion and seat back, so that the seat surface can be heated, ventilated or cooled. Each seat has individual electronic controls to adjust the level of heating, ventilating or cooling. Our CCS products improve comfort compared with conventional vehicle cabin air conditioners by focusing heating and cooling directly on the passenger through the seat.

Intelligent neck conditioning systems ventilate warm or cabin temperature air directly onto the passenger’s neck and shoulder area. The system combines electronics, air moving device technologies and a PTC heating element into a compact, integrated headrest design that can be adjusted to suit the body size of the passenger.

Automotive Climate and Comfort Solutions – Climate Control Interiors (CCI™)

Gentherm offers heated steering wheels and products for other thermally conductive or radiative surfaces such as door panels and center console armrests. Heated steering wheels deliver heating comfort to automobile drivers through resistive elements. Heated door panels and armrests complement our climate-controlled seat and steering wheel products and provide a superior level of thermal comfort to the driving experience.

Automotive Climate and Comfort Solutions – Lumbar and Massage Comfort Solutions

Gentherm offers a seat ergonomics system that consists primarily of pneumatic lifting elements (air bladders) which are mounted under the surface of seat cushion and seat back. In addition, our Puls.A® solution uses precision micro air pressure bursts to deliver a soothing, pulsating massage that lets drivers and passengers enjoy deep, personal relaxation on every trip. All of our Lumbar and Massage Comfort Solutions utilize Gentherm's Valve Systems.

Automotive Climate and Comfort Solutions – Climate and Comfort Electronics

Gentherm offers electronic control modules used to control certain electrical motors in a vehicle. Our Intelligent Positioning System (IPS®) product suite utilizes proprietary software to determine the position of a power seat and control the memory seat module. Our PilotSenseTM Hands-on Detection Electronic Control Module is a sensor integrated into the steering wheel that monitors whether the driver’s hands are maintaining contact with the steering wheel. This product is available for both heated and non-heated steering wheels.

Valve Systems

Gentherm offers a variety of valve system solutions for applications in engine systems, brake systems and fuel management such as actuators, thermal management valves, pneumatic lumbar and massage valves, crank case ventilation valves, non-return valves, mechanical switching valves, servo assistance valves, fuel limit vent valves, roll over valves and drain valves.

Other Automotive

Gentherm's other automotive products include battery thermal management, battery cell connection systems and cable systems.

Medical - Patient Temperature Management Systems

Gentherm provides healthcare professionals with superior temperature management solutions and clinical expertise that improve patient outcomes, increase the standard of care and enhance patient satisfaction. We provide a full portfolio of patient temperature management systems that utilize air, water and resistive technologies across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities. Our core brands include Blanketrol®, a hyper-hypothermia system, and Astotherm®, a fluid and blood warming system.

Business Strategy

Gentherm is creating a resilient future for our customers, employees and communities by building a portfolio of essential technology solutions. Our revised strategy centers around a framework focusing on Profitable Growth, Operational Excellence and Financial Performance, all supported by leveraging our world-class talent and culture to deliver superior total shareholder return:

Drive Strategic Profitable Growth

We believe our four core technologies create a path for profitable growth in end market applications within the light-vehicle automotive industry and medical industry and also translate and scale to multiple new applications and end markets.

In automotive, we have a market leading global position for climate and comfort solutions with a commercial model built around direct OEM engagement. Our engineering expertise and strong technical competencies enable us to develop innovative, value-add solutions for our customers. We will continue to seek opportunities to secure new business awards that protect and expand our existing programs, capture incremental market share through conquest wins, increase content per vehicle, and expand our presence in targeted geographic regions.

In medical, we will continue to bring together our automotive and medical engineers to identify medical use cases in patient and physician thermal management to develop innovative new products.

In addition to our continued market leadership in the automotive light-vehicle and medical industries, we believe our four core technologies provide us with the opportunity to scale our existing technologies across new applications and end markets. We will leverage our existing intellectual property, manufacturing assets, and engineering capabilities to scale addressable markets without significant incremental capital investment. We have identified and secured business in new end markets including home and office, power-sports, and commercial vehicles. We will continue to explore opportunities within those markets and other markets that we believe will provide an opportunity to grow profitably, without significant incremental investment.

Build Operational Excellence

We have accelerated our focus on operational excellence with the rollout of a formalized company operating system. Our enhanced focus on production and inventory control, standardized key performance indicators, and disciplined financial management, will enable more effective benchmarking of our facilities and replication of best-in-class practices globally. This approach will drive greater standardization across the business, improve asset utilization, lower capital expenditures and reinforce a culture of continuous improvement across the organization.

Achieve Superior Financial Performance

We will achieve superior financial performance by delivering on profitable growth opportunities, expanding margins through operational excellence, and maintaining a disciplined approach to capital allocation. We have built a performance-driven culture focused on high-return growth opportunities across several end markets. By strengthening operational excellence, we are positioning the business for margin expansion and stronger cash flow generation. We are continuing to invest in our manufacturing footprint to ensure we have an optimal cost structure and produce in the right locations to best serve our global customers. In addition, we regularly evaluate opportunities, including mergers, acquisitions or joint ventures, which could enhance our product portfolio, expand our access to new end markets, customers, and geographic regions, and or complement our current capabilities.

Leverage World Class Talent and Culture

We have built a talented global team by fostering leaders who think strategically, execute with discipline, and work together to unlock the full potential of our people. Guided by accountability, collaboration, transparency, and urgency, we cultivate a culture rooted in trust, resilience, and continuous learning. Together, this foundation positions us to deliver results today while driving sustainable growth for the future.

Automotive Customers

Our automotive products can be found on light vehicles manufactured by nearly all the major OEMs operating in North America and Europe, and several major OEMs in Asia. As such, our customers primarily include light vehicle OEMs and Tier 1s.

In many cases, the OEMs direct us to work with their suppliers, primarily their Tier 1s, to integrate our products into the vehicle’s seat or interior design. As an independent supplier we can work with any OEM and any seat manufacturer to create innovative and unique configurations for their applications. Once the integration work is complete, prototypes are sent to the OEMs for evaluation and testing. If an OEM awards us the business to include our products in a vehicle model, it normally takes one to three years from the time an OEM awards us the business to actual production for that vehicle model. During this rollout process, we derive minimal funding from prototype sales but do not earn significant revenue until mass production begins. Upon commencement of mass production, our products are sold by Tier 1s to the OEMs. Inherent to the automotive supplier market are costs and commitments that are incurred well in advance of the receipt of orders and resulting revenues from customers.

The volume of products we sell is significantly affected by global and regional automotive production levels and the general business conditions in the automotive industry. Our industry broadly utilizes a “just-in-time” manufacturing process, and our production volumes established in a new business award frequently change in amount and timing based on updated production schedules from the OEMs and Tier 1s. Our product revenues are generally based upon purchase orders issued by our customers, which occur close to production and delivery of our products. As such, we typically do not have a backlog of firm orders at any point in time. Once we are selected to supply products for a particular vehicle model, we typically supply those products for the platform life, which is normally five to ten years (or shorter for China OEMs). In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

For 2025, our revenues from sales to our two largest customers, Lear Corporation (“Lear”) and Adient plc (“Adient”) were $234 million and $164 million, respectively, representing 16% and 11% of our product revenues, respectively. Revenues from Lear and Adient represent sales of our climate and comfort solutions.

As noted above, in many cases automotive OEMs direct their suppliers to work with us. Therefore, it is relevant to understand how our revenues are divided among the OEMs, as shown below.

Product revenues by OEM, as a percentage of total Product revenues, for each of the past three years were as follows:

	2025	2024	2023
Volkswagen	12%	12%	9%
General Motors	12%	13%	13%
BMW	9%	8%	8%
Ford Motor Company	8%	9%	7%
Hyundai	7%	9%	10%
Mercedes-Benz	6%	7%	8%
Global EV manufacturer	5%	5%	4%
Stellantis	5%	4%	6%
Honda	5%	4%	4%
Jaguar/Land Rover	3%	4%	3%
Other (including Medical)	28%	25%	28%
Total	100%	100%	100%

Suppliers

We procure our raw materials from a variety of suppliers around the world. These suppliers are generally located near our manufacturing facilities, however, logistics costs may be impacted due to geopolitical factors. Some of our products contain key components such as semi-conductor chips and copper which cannot be substituted and are affected by market conditions. In the normal course of business, we do not carry substantial inventories of these raw materials in excess of levels reasonably required to meet our near-term production requirements.

Proprietary Rights and Patents

The development or acquisition of new or improved technologies is critical to the execution of our business strategy. Currently owned patents and patents obtained for new or improved technologies underpin the success of our research and development efforts and business. We have a policy of obtaining, where practical, the exclusive rights to use technology related to our products and their relevant applications through patents or licenses for proprietary technologies or processes. We adapt and commercialize such technologies in products for mass production. We also have developed technologies or furthered the development of acquired technologies through internal research and development efforts.

As of December 31, 2025, Gentherm held 382 issued patents, of which 181 were U.S. patents and 201 were non-U.S. patents. The Company continuously evaluates its patents and makes strategic decisions to reduce low-value patents and patents unrelated to current or planned business strategies, while still increasing patent use in-line with our current and planned business strategies.

Competition

Gentherm faces competition from other automotive suppliers and, with respect to certain products, from the OEMs and Tier 1s who manufacture or have the capability to manufacture certain products that Gentherm manufactures and supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply, design, engineering capability and competitive pricing. The automotive technology and components industry remains extremely competitive among existing and new market participants. We believe our technical expertise, flexibility integrating with specific OEM designs, global footprint and broad product offerings make us well positioned to compete against the traditional thermal management systems and pneumatic comfort suppliers, global Tier 1s and component specialists. The competitive landscape for patient temperature management systems includes patient temperature management medical device manufacturers.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we have historically experienced seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays.

Human Capital Management

At Gentherm, our people are the foundation of our success and we believe they provide us with a competitive advantage. Our human capital strategy is focused on creating the right working environment and developing the right skill sets to advance our performance culture and unlock our innovation and growth strategy. We also strive to promote a safe work environment and a culture that values engagement and belonging.

We attract, retain and motivate our employees, with oversight by our Board of Directors and its Committees, through a broad range of human capital management topics, including corporate culture, talent and succession planning, pay equity, health and safety, training and development, total rewards and engagement and belonging.

People Demographics

Our global workforce operates in more than 30 locations across 13 countries. As of December 31, 2025, and 2024, Gentherm’s employment levels worldwide were as follows:

	2025	2024
Mexico	5,546	5,478
China	1,852	1,734
North Macedonia	1,850	2,416
Ukraine	1,302	1,520
Vietnam	1,195	1,244
Morocco	764	52
Germany	530	576
United States	464	481
Hungary	339	355
Czech Republic	255	318
Korea	50	48
Japan	18	14
United Kingdom	9	8
Malta	—	2
Total	14,174	14,246

Environmental and Regulatory Compliance

Gentherm operates in a dynamic global regulatory environment and is subject to numerous regulatory requirements. Failure to comply with global and specific country regulations could subject us to civil penalties, production disruptions, or limitations on the sale of affected products. We believe we are materially in compliance with substantially all of these requirements in effect.

Chemical Regulation

There are numerous global laws and regulations that prohibit or restrict the selection and use of certain chemicals for product development and manufacturing and potentially impact an automobile manufacturer’s responsibility for vehicle components at the end of a vehicle’s life. New chemical regulations continue to be introduced and passed, such as the European requirements that suppliers of parts and vehicles to the European market disclose certain substances of concern in parts. Further, increases in the use of circuit boards and other electronics may require additional assessment under the directives related to certain hazardous substances and waste from electrical and electronic equipment.

Vehicle Safety

In the U.S., the National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicle equipment that we manufacture and sell as well as vehicles. The Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable federal motor vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). The Safety Act further requires that if a vehicle manufacturer or NHTSA determine a vehicle or an item of vehicle equipment does not comply with a safety standard, or that vehicle or equipment contains a defect that poses an unreasonable safety risk, the vehicle manufacturer must conduct a safety recall to remedy that condition in the affected vehicles. Should a vehicle manufacturer or NHTSA determine a safety defect or noncompliance issue exists with respect to any of our products, the cost of such recall campaigns could be substantial and may not be covered by insurance. Further, many other countries have established vehicle and vehicle equipment safety standards and regulations. Meeting or exceeding the many safety standards is costly as global compliance and non-governmental assessment requirements lack harmonization globally and continue to evolve with greater complexity.

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

The automotive component supply industry is subject to intense competition. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, timely delivery, technological innovation and service. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Vertical integration by existing and new market entrant competitors, customers and suppliers could continue to complicate and impact sourcing decisions by our customers and adversely affect our sales. We are experiencing increased competition from Chinese-based component suppliers that are developing relationships with Chinese-based OEMs, which are growing market share in China, and are expanding in key global markets, including Europe and North America.

The material reduction in sales from any of our principal customers, due to their acquisition activity, insourcing, product quality and delivery or otherwise, could materially and adversely affect our business, results of operations, cash flows and financial condition.

For the year ended December 31, 2025, our top two customers were Lear and Adient, which comprised 16% and 11%, respectively, of our product revenues. Our products supplied to General Motors and Volkswagen each represented 12% of our product revenues for the year ended December 31, 2025. The continued growth, viability and financial stability of our principal customers, as well as the OEMs to which our products are supplied, are critical to our success. The loss of any significant portion of our sales from these customers or other significant customers, whether due to their acquisition activity, insourcing, product quality and delivery or otherwise, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Approximately 36% of the Company's workforce are members of industrial trade unions or worker councils and we believe a significant percentage of employees of our largest customers and suppliers are members of such organizations, all of whom are employed under the terms of various labor agreements. A union strike or inability to enter into a new labor agreement prior to expiration of an existing agreement could have an adverse impact on us or our suppliers or customers.

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

For our automotive products, we rely on OEMs and applicable dealer networks to market new products and technologies to consumers, and we do not have any control over the applicable marketing budget or messaging nor the training of employees and agents. Without acceptance of such products by customers and consumers, our ability to sustain growth in our product portfolio will be inhibited, which could have a material adverse effect on our results of operations, financial condition, business and business strategy. Further, our failure to adapt our strategies and operations appropriately could have a material adverse effect on our business, results of operations and financial condition.

The automotive industry, our primary market, is cyclical and is significantly impacted by macroeconomic, geopolitical and similar global factors, and a decline in the production levels of our major customers and OEMs, could materially and adversely affect our business, results of operations and financial condition.

Our Automotive segment represents 97% of our product revenues for each of the years ended December 31, 2025, 2024 and 2023. Demand for our automotive products is significantly impacted by light vehicle production in key markets of North America, Europe, China, Japan, and Korea, and is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Automotive sales and production are cyclical and are materially affected by macroeconomic, geopolitical and industry conditions that are outside of our control and the control of our customers and suppliers. These conditions include monetary fiscal policy, economic recessions, inflation, political instability, labor relations issues, energy prices, regulatory requirements, government initiatives, trade restrictions and agreements, capital and liquidity constraints, ongoing geopolitical conflicts, acts of war and terrorism, and natural and man-made disasters, such as the current conflicts between Russia and Ukraine, in the Middle East, and heightened tensions in the Red Sea and South China Sea. Additionally, the global automotive industry is experiencing a period of significant technological change. In recent years, automotive light vehicle demand and production have been materially impacted by the unexpected shifting demand and plans for EV and the mix of ICE and EV programs. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results. When automotive light vehicle production in our key markets and our sales decline to levels significantly below our planning assumption, as we have experienced periodically, our financial condition, results of operations, and cash flow has been adversely affected. Our operational costs are similarly impacted by such macroeconomic, geopolitical and industry conditions, which has and may continue to adversely impact our margins and profitability.

Our business in China may be subject to aggressive competition and is sensitive to economic, political, and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. Our automotive sales volume growth in China has varied significantly in each of the last few years. Domestic Chinese OEMs have continued to expand their market share in China and have lower-cost products to begin to penetrate other global markets, and as a result, several non-Chinese OEMs in China and in other global markets in which such Chinese OEMs participate have experienced declines in revenue and market share. As the Chinese market and Chinese OEM pricing strategy evolves, we anticipate that market participants in China and in other global markets impacted by Chinese OEM pricing will act aggressively to increase or maintain their market share. Increased competition has resulted in price reductions, reduced margins and our inability to gain or hold market share. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience varied growth rates or decrease, our business and financial results could be materially adversely affected.

Our operations within Ukraine subject us to risks that may harm our operations and financial results.

The conflict between Russia and Ukraine, and certain measures taken in response, have impacted the availability and prices of certain raw materials and energy (especially in Europe) and have led to various economic sanctions, which could have a lasting impact on regional and global economies. Our facility in Vynohradiv, Ukraine is on the far western corner within the Transcarpathia region near the Hungary border. In 2025, 2024 and 2023, products manufactured at our Ukraine facility represented approximately 5%, 6% and 6% of the Company’s total revenue, including automotive cables, seat heaters and steering wheel heaters. At this time, our Ukraine facility is operating at normal levels. Our response to the ongoing conflict is based on a severity level contingency response plan that has been developed with certain customers. Execution of the contingency response plans may require us to relocate specific equipment and production to other Gentherm manufacturing sites. We have experienced and may continue to experience interruptions in power supply at our Ukraine facility. We have contingency measures in place to address intermittent power supply interruptions, however, extended interruptions could significantly impact our ability to operate the facility. Further, most of our products manufactured in Ukraine are shipped across the border from Ukraine to Hungary for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, we may experience a significant disruption to our operations. As the situation in Ukraine is fluid, we continue to monitor its effects on our business and we continue to work closely with our customers to adjust our contingency response as necessary.

The global automotive supply chain has been adversely impacted by raw material and component shortages, manufacturing disruptions and delays, logistics challenges and tariffs, inflationary and other cost pressures, and we expect such conditions to continue to adversely affect our business, profitability and results of operations.

Our products contain a significant number of components that we source globally from suppliers who, in turn, source components from their global suppliers. The availability of raw materials and product components fluctuates due to factors outside of our control, including supply and demand imbalances, geopolitical and macroeconomic factors, labor disruptions or shortages, trade laws and tariffs, natural disasters, and global pandemics, which has and we expect will continue to impact the ability of our supply chain to meet our production requirements and therefore our ability to meet the production demands of our customers. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions and cost pressures. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules and fulfill our orders due to the “just-in-time” manufacturing process that is broadly utilized in our industry, which would decrease sales and profits and could damage our commercial reputation and customer relationships. Furthermore, sudden changes in the production schedules of OEMs and Tier 1s caused by raw material and component shortages also have resulted and may continue to result in operating inefficiencies, which could adversely affect our profitability and results of operations. Additionally, if we are the primary cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from the Company. Similarly, OEMs and Tier 1s to whom we supply our products are dependent on an ever-greater number of global suppliers to manufacture and sell their products to consumers, which drives sales of our products.

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

As with most companies, we have experienced cybersecurity incidents, attempts to breach our systems and other similar incidents, none of which were material in 2025.

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

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and our proprietary, strategic or competitive data, which we review for quality and effectiveness on a regular basis. Our IT systems, like those of other companies, are vulnerable to intrusion or damages from computer viruses or worms, natural disasters (which may become more frequent due to climate change), unauthorized access, cybersecurity incidents, breaches due to errors, negligence or malfeasance by employees, contractors or others who have access to these systems and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations and include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential information. The foregoing matters could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us, fines and other penalties assessed upon us by governmental authorities, and ultimately harm our business and financial performance. In addition, we may be required to incur significant costs to remediate and protect against damage caused by these disruptions or security breaches in the future.

Our global operations subject us to risks that may harm our operations and financial results.

In 2025, 66% of our product revenue was generated from sales to customers outside the United States (based on shipment destination), including Europe and Asia. Further, we have significant personnel, property, equipment and operations located outside of the United States. We also conduct certain investing and financing activities in local currencies.

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
▪
difficulties in managing or overseeing foreign operations and agents; and
▪
different credit risks.

We work with select domestic manufacturers in China, with over 15% of our 2025 product revenue generated from sales to customers in China. Chinese-based OEMs and automotive suppliers are growing market share in global markets. However, continued U.S.-China trade tensions and weakening economic conditions, among other factors, may result in reduced sales, profitability and margins, increased operating costs and challenges to gaining or holding market share with such OEMs. Furthermore, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government and such regulations may favor domestic Chinese automotive suppliers, including Chinese regulation of the scope of our business and investments in China, as well as our ability to provide cash to and repatriate cash from our business entities in China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead times. These actions may increase the cost of doing business in China, hinder our ability to compete with Chinese-based automotive suppliers and limit how and under what conditions we may do business in China, which could materially and adversely affect our profitability and financial condition.

Our ongoing efforts to optimize our cost structure and our global manufacturing footprint could cause supply disruptions and be more costly, time-consuming and resource-intensive than expected.

Our ongoing efforts to optimize the efficiency of our global operations could cause supply disruptions and could be more expensive, time-consuming and resource-intensive than expected. In recent years, we have initiated restructuring actions to streamline our manufacturing operations and optimize the Company's cost structure. We have and may continue to experience significant cash and non-cash expense, including employee severance, retention and termination costs, capital expenditures, accelerated depreciation and impairment of fixed assets, and other transition costs including recruiting, relocation, and machinery and equipment move and set up costs. The actual timing, costs and savings from these projects may differ materially from the Company’s expectations and estimates. Additionally, restructuring actions may adversely affect our ability to recruit, retain and motivate skilled personnel. Such restructuring actions may also be distracting to employees and management and may negatively impact our business operations, reputation, or ability to serve our customers.

We manage our business based on projected future sales volume, which is highly dependent on information received from customers and general market data, and any inaccuracies or changes in such information could adversely affect our business, results of operations and financial condition.

We manage our business based upon projected future sales volumes, which are based upon many factors, including awarded business and assumptions of conversion rates thereof, customers’ forecasts and general macroeconomic and industry market data. Our industry broadly utilizes a “just-in-time” manufacturing process, and our production volumes established in a new business award frequently change in amount and timing based on updated production schedules from the OEMs and Tier 1s. Our product revenues generally are based upon purchase orders issued by our customers, which occur close to production and delivery of our products, and our customers generally do not guarantee sales volumes. As such, we typically do not have a backlog of firm orders at any point in time. In addition, awarded business may include arrangements under which our customers have the right to terminate without penalty at any time. Further, our customers’ forecasts are subject to numerous assumptions, and such forecasts often are changed rapidly with limited notice. Therefore, our actual sales volumes and the resulting amount of revenue are not committed. We also must incur costs and make commitments well in advance of the receipt of orders and resulting revenues from customers. If actual production orders from our customers are not consistent with our projected future sales volumes, especially for our higher-margin products, we could realize substantially less revenue and incur greater expenses over the life of vehicle programs. In recent years, we have been awarded record new business awards, which has enhanced the foregoing risks.

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

In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection. Further, adequate litigation and other remedies may be costly or otherwise not be available in the event of an unauthorized theft, use or disclosure. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. If we fail to successfully enforce our intellectual property rights, our competitive position and the value of our intangible assets could suffer, which could harm our business, financial condition, results of operations and cash flows.

Further, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license.

If we fail to manage our growth effectively or to integrate successfully any business ventures, acquisitions, investments or strategic alliance into our business, or realize the benefits from divestitures or business exits, our business and financial performance could be materially adversely harmed.

We regularly consider opportunities to pursue business ventures, acquisitions, investments and strategic alliances that could leverage our products, technologies and capabilities, as well as, enhance our customer base, geographic penetration and scale, to complement our current businesses, some of which could be material. See “—Risks Related to the Modine Transaction” below.

Finding and assessing a potential growth opportunity and completing a transaction involves extensive due diligence, management time and expense. Further, we can give no assurance that any such transaction will positively affect our financial performance or will perform as planned, including regarding anticipated synergies or other financial or operational benefits. For significant transactions, we would expect to incur additional debt, issue equity and/or increase capital expenditures, which may increase leverage risks, result in dilution or reduce capital available for other investments in ongoing operations. If we fail to identify and complete suitable acquisition and investment opportunities in a timely and successful manner, our business, growth strategy reputation and results of operations could be materially and adversely impacted.

Furthermore, the success of our acquisitions is dependent, in part, on our ability to realize the expected benefits from the integration of the acquired businesses or assets. We may incur an unexpected amount of liabilities or make incorrect estimates regarding the planned accounting for acquisitions, such as the need to record non-recurring charges or write-off of significant amounts of goodwill or other assets that could adversely affect our results of operations, and we may not have sufficient contractual protections. Further, the integration of acquired businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase our competitive presence, inconsistencies in and incompatibility of information technology and accounting systems, as well as other compliance standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, additional litigation, compliance or regulatory risk, the diversion of management’s attention to integration matters and difficulties in the assimilation of employees and corporate cultures, especially if the acquisition involves a business, supply chain or operations in one or more countries in which we have a limited history and lack of experience. Any of these factors, many of which are out of our control, and our increased debt leverage following the closing of any significant transaction could have an adverse effect on our business and financial performance, including reduced profitability and future impairment of any associated goodwill and intangible asset balances.

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

Gentherm’s adoption of new technology such as artificial intelligence could adversely impact its business, operations and reputation.

Gentherm is in the early stages of incorporating artificial intelligence capabilities into the development of technologies and business operations, and into products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject Gentherm to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that Gentherm’s use of artificial intelligence will enhance its technologies, benefit its business operations, or produce products and services that are preferred by its customers. Gentherm’s competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, reputational damage, and materially harm Gentherm’s business. The use of artificial intelligence in the development of Gentherm’s products and services could also cause loss of intellectual property, as well as subject it to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Furthermore, the U.S. and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause Gentherm to incur greater compliance costs and limit the use of artificial intelligence in the development of its products and services. Any failure or perceived failure by Gentherm to comply with such regulatory requirements could subject Gentherm to legal liabilities, reputational damage, or otherwise have a material and adverse impact on Gentherm’s business.

Legal, Regulatory and Compliance Risks

Economic and trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. The U.S. administration recently has periodically enacted additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures by the United States and potentially reciprocally by other countries subject to such to tariffs remains highly uncertain. Due to the global nature of our business, specifically in the jurisdictions impacted by the recent tariffs announcements, if the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including increased cost of our products, reduction of sales, disruption of our supply chain and may impair our ability to effectively operate and compete in the countries where we do business.

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

We are subject to several data privacy and data security laws and regulations in the various jurisdictions that we operate. An increasing number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other information. For example, several U.S. territories and all 50 states have adopted data breach rules that require timely notification if a company has experienced the unauthorized access or acquisition of personal information. States have enacted privacy laws in recent years and other states are considering doing so. These privacy laws may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business and reputation.

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

Our design, manufacture and marketing of automotive products subject us to warranty and product liability claims in the event that customers, consumers or regulators believe that our products (or the products of our customers that incorporate our products) failed to perform as expected and, in the case of product liability, such failure of our products (or the products of our customers that incorporate our products) results or is alleged to result in bodily injury or property damage. If any of our products are or are alleged to be defective, we also may be required by our customers or regulators to participate in a recall or other corrective action involving such products, which we have been subject to periodically. Automotive manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims, as well as requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. In addition, governmental regulatory agencies throughout the world, such as NHTSA in the U.S., have safety standards that require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. See Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report for information regarding recent or ongoing product liability and warranty matters.

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

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of other changes in the application or interpretation of tax legislation and other initiatives may have an adverse effect on our business or on our results of operations.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.

As of December 31, 2025, we had approximately $73.7 million in net deferred tax assets, inclusive of a $11.4 million valuation allowance. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

Our patient temperature management business is subject to extensive industry regulation and failure to comply with all applicable rules and regulation may adversely impact us.

Our patient temperature management business is subject to extensive, complex, costly and evolving government regulation. In the U.S., this is principally administered by the FDA. Various regulatory agencies in foreign countries where our medical products are sold also regulate that business. Under both U.S. and foreign country regulations, we are subject to periodic inspection of our facilities (including third-party facilities that are performing services for us), procedures and operations and testing of our products. Following such FDA inspections, should any noncompliance with regulations or other quality issues be noted, we may receive observations, notices, citations and/or warning letters that could require us to get FDA approval of a corrective action plan and modify certain activities identified during the inspection, possibly at a significant cost. We are also required to report adverse events associated with our medical products to the FDA and other foreign regulatory authorities where our products have been approved or received market clearance. Unexpected or serious health or safety concerns could result in liability claims, recalls, market withdrawals or other regulatory actions. Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in fines or revocation of our operating permits and licenses or, in rare circumstances, market withdrawal of the product.

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

A significant portion of our global transactions is conducted in currencies other than the U.S. dollar, including the Euro, Mexican Peso, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong and Moroccan Dirham. While we sometimes employ financial instruments to hedge some of our transactional foreign exchange exposure, developing an effective and economical foreign currency risk strategy is complex and expensive and no strategy can completely insulate us from those exposures. Exchange rates can be volatile and could adversely affect our financial results and comparability of results from period to period. Such exchange rate volatility could also increase the costs of raw materials or components from foreign suppliers, and as a result, our profitability could be adversely affected.

Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2025, our total consolidated indebtedness was $189.1 million, with $307.9 million available for additional borrowings under the Second Amended and Restated Credit Agreement subject to specified conditions that Gentherm currently satisfies. We may incur additional indebtedness in the future, including in connection with acquisitions or significant capital expenditures. If our outstanding borrowings increase, including under existing availability of revolving credit or if we incur additional indebtedness, the amount of our outstanding debt could have important, adverse consequences to us and our investors, including:

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

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies and currently there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $103.1 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S. In addition, the movement of capital between our subsidiaries and us in different countries remains subject to evolving government regulation and geopolitical stability, and our liquidity and cash flows could be impacted adversely upon regulatory and geopolitical changes in the future.

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

The Company has and may continue to repurchase its Common Stock, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any Company stock repurchases may result in stock price and volume fluctuations. Price volatility over a given period may cause the average price at which the Company repurchases its Common Stock to exceed the price at a given point in time.

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

Risks Related to the Modine Transaction

The Modine Transaction may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Modine Transaction could adversely impact the market price of our Common Stock.

The consummation of the Modine Transaction is subject to certain conditions, as described in this report, including, among other things: (i) shareholder approval of our issuance of Common Stock to SpinCo shareholders in connection with the Merger, and the amendment to our Articles of Incorporation to increase the number of our authorized Common Stock; (ii) obtaining antitrust or competition law regulatory approvals in certain jurisdictions; (iii) the consummation of the financing contemplated by the debt commitments (or alternative permanent financing); and (iv) receipt by Modine of an IRS ruling that the Distribution will be tax-free to Modine shareholders under the tax code. There is no assurance that these conditions will be met or that the Modine Transaction will be completed on the terms or timeline currently contemplated, or at all.

If the Modine Transaction is not completed for any reason, the price of Common Stock may decline.

If the Modine Transaction is completed, we may not realize the anticipated financial and other benefits, including growth opportunities, expected from the Modine Transaction.

We expect that we will realize synergies, growth opportunities and other financial and operating benefits as a result of the Modine Transaction. Our success in realizing these benefits, and the timing of their realization, depends, among other things, on the successful integration of the business operations of Performance Technologies. Even if we are able to integrate Performance Technologies successfully, we cannot predict with certainty if or when these synergies, growth opportunities and other benefits will be realized, or the extent to which they will actually be achieved. For example, the benefits from the Modine Transaction may be partially or fully offset by costs incurred in integrating Performance Technologies or in otherwise consummating the Modine Transaction. Realization of any synergies, growth opportunities or other benefits could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

The integration of Performance Technologies following the Modine Transaction may present significant challenges, and the failure to successfully integrate Performance Technologies could have a material adverse effect on the combined company’s business, financial condition or results of operations.

Although we intend to run Performance Technologies as a separate division of the Company, there will still be significant integration activities upon closing of the transaction. There is a significant degree of difficulty inherent in the process of integrating Performance Technologies, including ensuring the effectiveness of internal control over financial reporting across a larger company and integrating certain information technology and regulatory compliance systems.

The process of integrating operations could result in significant costs and cause an interruption of, or loss of momentum in, the activities of Performance Technologies or our current business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our existing business or Performance Technologies could be materially adversely affected.

The pendency of the Modine Transaction could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Modine Transaction could disrupt our business in negative ways. For example, customers and other third-party business partners of our business or Performance Technologies could seek to terminate or renegotiate their relationships with us or Performance Technologies as a result of the Modine Transaction, whether pursuant to the terms of their existing agreements or otherwise. In addition, our current and prospective employees and those of Performance Technologies may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of, or adversely affect our financial condition, results of operations or business prospects.

We will incur significant costs related to the Modine Transaction that could have a material adverse effect on our liquidity, cash flows and operating results.

We expect to incur significant one-time costs in connection with the Modine Transaction. These costs have been, and will continue to be, substantial and, in many cases, a substantial portion of which will be borne by us whether or not the Merger is completed. A substantial majority of these one-time costs will be transaction-related fees and expenses and include, among others, fees paid to financial, legal and accounting and other professional advisors and transition and pre-Merger integration planning-related expenses. If the Modine Transaction is not consummated because the Merger Agreement is terminated for specified reasons, we may be required to pay Modine a termination fee of $45 million or may be required to reimburse Modine for expenses. While we expect to be able to fund these one-time costs using cash from operations and/or borrowings under existing and anticipated credit sources, these costs could negatively impact our liquidity, cash flows and results of operations.

We are required to abide by restrictions which could limit our ability to undertake certain corporate actions that otherwise could be advantageous.

The Merger Agreement will restrict us from taking specified actions without Modine’s consent until the Modine Transaction is completed or the Merger Agreement is terminated, including making certain significant acquisitions or investments, entering into certain new lines of business, incurring certain indebtedness in excess of certain thresholds, making non-ordinary course capital expenditures, amending or modifying certain contracts, divesting certain assets (including certain intellectual property rights) and making certain non-ordinary course changes to personnel and employee compensation.

We will enter into the Tax Matters Agreement as of the closing of the Modine Transaction, the form of which we agreed to in the Merger Agreement. As discussed in this report, the Tax Matters Agreement will generally prohibit Modine, SpinCo and Gentherm and their respective subsidiaries from taking certain actions that could cause the Distribution, the Merger or certain related transactions to fail to qualify as tax-free transactions for the benefit of Modine’s shareholders for U.S. federal income tax purposes. We will also be restricted from taking specified actions, which may have been materially beneficial for our business and financial performance, for two years following the date of the Distribution to preserve the intended tax treatment.

If we intend to take any action that is otherwise prohibited by the Tax Matters Agreement, prior to taking such action, we will be required to (1) obtain a favorable IRS ruling or an unqualified tax opinion, in each case, reasonably satisfactory to Modine to the effect that such action will not affect the tax-free status of the Distribution, the Merger or related transactions, or (2) receive from Modine a written waiver of the requirement to obtain such private letter ruling or unqualified tax opinion. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including using Common Stock to make acquisitions and in connection with equity capital market transactions or disposing of certain assets that might increase our value.

Current shareholders’ percentage ownership interest in us will be substantially diluted in the Merger.

As currently contemplated by the Merger Agreement, which is subject to adjustment under limited circumstances, immediately following the Merger, our pre-Merger shareholders will own approximately 60% of the issued and outstanding shares of Common Stock in the aggregate on a fully diluted basis. Consequently, our pre-Merger shareholders, as a group, will be substantially diluted in the Merger and have less ability to exercise influence over our management and policies following the Merger than immediately prior to the Merger.

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

Our Vice President and Chief Information Officer (the “CIO”) leads our global information security organization and reports to the Board of Directors on matters related to cybersecurity on behalf of the Company’s management. Our CIO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large industrial and technology companies.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we operate in more than 30 locations across 13 countries, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. The majority of our Automotive facilities located outside of the U.S. are principally used in manufacturing and distribution and are located in China, Hungary, Mexico, Morocco, North Macedonia, South Korea, Ukraine, Czech Republic, Germany, and Vietnam. Our global headquarters is located in Novi, Michigan, our European headquarters is located in Odelzhausen, Germany and our Asia-Pacific headquarters is located in Shanghai, China. Our Medical business is principally comprised of our headquarters and manufacturing site located in Cincinnati, Ohio and our manufacturing sites in Germany and China. We also have sales offices, warehouses and engineering centers, strategically located throughout the world. Our global manufacturing and distribution facilities are located close to our key customers and strategically in low cost regions. Nearly all of our sites in North America and Asia are leased, while most of our European sites are owned.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Select Market under the symbol “THRM.”

Holders

As of February 13, 2026, our Common Stock was held by 36 shareholders of record. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other nominees.

Dividends

We have not paid any Common Stock cash dividends since formation, and we do not expect to pay any in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon business conditions, our earnings and financial condition and other factors. Currently, payment of dividends on our Common Stock would require meeting certain restrictive covenants on our bank credit facilities.

Stock Repurchase Program

In June 2024, the Board of Directors authorized a stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. The Company repurchased $10.0 million of Common Stock in the open market under the 2024 Stock Repurchase Program in 2025.

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

Issuer Purchases of Equity Securities During Fourth Quarter 2025

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the 2024 Stock Repurchase Program
October 1, 2025 to October 31, 2025	—	$—	—	$110,102,528
November 1, 2025 to November 30, 2025	—	—	—	110,102,528
December 1, 2025 to December 31, 2025	—	—	—	110,102,528

Performance graph

The following graph reflects the comparative changes in the value from December 31, 2020 through December 31, 2025, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our Common Stock, (2) the NASDAQ Composite index, (3) the Russell 2000 Index and (4) the Dow Jones U.S. Auto Parts Index. Historical performance may not be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gentherm Incorporated, the NASDAQ Composite Index,
the Russell 2000 Index and the Dow Jones US Auto Parts Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Gentherm Incorporated
NASDAQ Composite
Russell 2000
Dow Jones US Auto Parts

		As of December 31,
		2021	2022	2023	2024	2025
Gentherm Incorporated	$100.00	$133.24	$100.11	$80.28	$61.22	$55.77
NASDAQ Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Dow Jones US Auto Parts	$100.00	$120.99	$89.00	$88.96	$68.86	$79.56

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

Overview

Gentherm Incorporated is a global market leader of innovative thermal management and pneumatic comfort technologies. Our automotive products include Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and Climate and Comfort Electronics. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world.

Our Automotive sales are driven by the number of light vehicles produced by the OEMs primarily in our key markets of North America, Europe, China, Japan and South Korea, which is ultimately dependent on consumer demand for automotive light vehicles, our product content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. Historically, new vehicle demand and product content (i.e. vehicle features) have been driven by macroeconomic and other factors, such as interest rates, automotive manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government incentives. Vehicle content has also been driven by trends in consumer preferences. We believe our diversified OEM customer base and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns in the ordinary course. Our industry is increasingly progressing towards a focus on human comfort, health and wellness, which is evidenced by increasing adoption rates for comfort products. Gentherm is an independent partner that can cooperate with any combination of the vehicle OEMs and seat manufacturers globally, to create innovative and unique configurations that adapt to industry trends.

Modine Transaction

On January 29, 2026, the Company entered into definitive agreements with Modine, SpinCo and Merger Sub with respect to a Reverse Morris Trust transaction, and pursuant to and subject to the terms and conditions of such definitive agreements, (i) Modine will transfer (or cause to be transferred) and SpinCo will accept and assume (or cause to be accepted and assumed) all of the rights, titles and interests to and under certain assets and liabilities relating to Performance Technologies, (ii) Modine will execute the Spin-Off and make the Distribution of SpinCo Common Stock to its shareholders and (iii) following the Distribution, Merger Sub will be merged with and into SpinCo. The Modine Transaction was unanimously approved by the Boards of Directors of both Modine and the Company.

Upon completion of the Merger, SpinCo will become a wholly owned subsidiary of the Company. In addition, shareholders of the Company immediately prior to the Merger will own approximately 60.0% and former SpinCo shareholders as of the Distribution will own approximately 40.0% of the outstanding shares of the Common Stock on a fully diluted basis.

The definitive agreements entered into in connection with the Modine Transaction include (i) Merger Agreement, including the forms of specified ancillary agreements to be entered into as of closing, and (ii) the Separation Agreement.

Prior to and as a condition of, the Distribution, SpinCo will make a cash payment to Modine of $210 million (the “SpinCo Cash Distribution”), subject to adjustment for cash, working capital and indebtedness of SpinCo and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine’s shareholders for U.S. federal income tax purposes.

On January 29, 2026, SpinCo and the Company executed a 364-day bridge loan facility commitment letter with a financial institution, pursuant to which such financial institution committed to provide up to $790 million in aggregate (collectively, the “Bridge Facilities”) to SpinCo and the Company. The commitment letter provides funding for the SpinCo Cash Distribution. The commitment letter also provides funding to the Company to backstop capacity under the Revolving Credit Facility (as defined below) while the Company seeks lender consent for the Modine Transaction, to pay a special dividend to the Company’s shareholders, if necessary to support the intended tax-free treatment of the Distribution to Modine shareholders, and to pay fees and expenses of the Modine Transaction. The Bridge Facility is expected to be replaced with permanent financing. If the Modine Transaction is consummated, any indebtedness incurred by SpinCo under the Bridge Facility or the permanent financing will become indebtedness of a wholly owned subsidiary of the Company.

The Modine Transaction is expected to close in the fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, completion of financing for SpinCo, a customary IRS tax ruling, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

Recent Trends

Tariffs and Global Trade Environment

Since March 2025, the U.S. government has periodically announced additional significant tariffs on various goods imported to the U.S. and other countries have periodically announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. There has been significant uncertainty resulting from the implementation, termination and/or conditional pause of these additional tariffs, as well as related litigation challenging the legality of some tariffs. Further, it is reasonably possible that new or additional tariffs will be periodically announced in the future given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of regionally-focused manufacturing and delivery limits the global impact of certain trade restrictions and tariffs. Further, the majority of our supply components are not currently subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

For the year ended December 31, 2025, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that Gentherm and the automotive industry will be impacted by these or other additional tariffs, the adverse global trade environment and the resulting economic uncertainty.

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

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (February 2026 release), global light vehicle production in 2025 in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to 2024, are shown below (in millions of units):

	2025	2024	% Change
North America	15.3	15.4	(1.2)%
Europe	17.0	17.2	(0.8)%
Greater China	33.1	30.1	10.0%
Japan / South Korea	12.1	12.0	0.8%
Total light vehicle production volume in key markets	77.5	74.7	3.7%

The S&P Global Mobility report (February 2026 release) forecasted light vehicle production volume in the Company’s key markets for full year 2026 to decrease to 76.7 million units, a 1.0% decrease from full year 2025 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During 2025, we secured an estimated $2,200 million of automotive new business awards. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that new business awards are an indicator of future revenue. New business awards are not projections of revenue or future business as of December 31, 2025, the date of this Annual Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any new business award after the date initially communicated. Automotive new business awards in 2025 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties as described in Item 1 under “Forward-Looking Statements” of this Annual Report.

Stock Repurchase Program

In June 2024, the Board of Directors authorized the 2024 Stock Repurchase Program to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027. Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, privately negotiated agreements or other transactions. Repurchases may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

During the year ended December 31, 2025, the Company repurchased $10.0 million of Common Stock with an average price paid per share of $26.24. The 2024 Stock Repurchase Program had $110.1 million of repurchase authorization remaining as of December 31, 2025.

Reportable Segments

The Company has two reportable segments for financial reporting purposes: Automotive and Medical. See Note 19, “Segment Reporting,” to the consolidated financial statements included in this Annual Report for a description of our reportable segments as well as their proportional contribution to the Company’s reported product revenues, operating income and depreciation and amortization.

Results of Operations Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

This section discusses our consolidated results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a detailed discussion of our consolidated results of operations for the years ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Results of Operations Year Ended December 31, 2024 Compared to December 31, 2023” in our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 19, 2025.

The results of operations for the years ended December 31, 2025 and 2024, in thousands, were as follows:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Product revenues	$1,498,602	$1,456,124	$42,478
Cost of sales	1,136,426	1,089,693	(46,733)
Gross margin	362,176	366,431	(4,255)
Operating expenses:
Net research and development expenses	94,759	88,697	(6,062)
Selling, general and administrative expenses	170,045	155,108	(14,937)
Restructuring expenses, net	12,476	13,110	634
Loss on sale of land and building, net	2,196	—	(2,196)
Impairment of intangible assets and property and equipment	—	2,501	2,501
Total operating expenses	279,476	259,416	(20,060)
Operating income	82,700	107,015	(24,315)
Interest expense, net	(13,811)	(15,300)	1,489
Foreign currency (loss) gain	(28,415)	9,599	(38,014)
Other (loss) income	(4,639)	951	(5,590)
Earnings before income tax	35,835	102,265	(66,430)
Income tax expense	17,550	37,318	19,768
Net income	$18,285	$64,947	$(46,662)

Product revenues by product category, in thousands, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024 (a)	% Change
Climate Control Seats	$793,314	$771,310	2.9%
Lumbar and Massage Comfort Solutions	212,182	178,584	18.8%
Climate Control Interiors	197,901	186,972	5.8%
Climate and Comfort Electronics	29,664	17,363	70.8%
Automotive Climate and Comfort Solutions	1,233,061	1,154,229	6.8%
Valve Systems	96,877	105,056	(7.8)%
Other Automotive	118,888	146,993	(19.1)%
Subtotal Automotive segment	1,448,826	1,406,278	3.0%
Medical segment	49,776	49,846	(0.1)%
Total Company	$1,498,602	$1,456,124	2.9%
(a)
Product categories have been modified, and prior-period amounts have been recast to conform with the current period presentation. Climate Control Seats (CCS) includes CCS Heat (previously Seat Heaters), CCS Vent/CCS Active (previously CCS) and CCS Neck Conditioners (previously included in Other Automotive). Climate Control Interiors (CCI) includes CCI Steering Wheel Heat and CCI Interior Heat (previously included in Other Automotive). Other Automotive includes Automotive Cables, Battery Performance Solutions, non-automotive electronics and contract manufacturing electronics (previously classified as Electronics).

Product Revenues

Below is a summary of our product revenues, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing/ Other	Total
Product revenues	$1,498,602	$1,456,124	$42,478	$37,131	$16,727	$(11,380)	$42,478

Product revenues for the year ended December 31, 2025 increased 2.9% as compared to the year ended December 31, 2024. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Chinese Renminbi and Korean Won.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable / (Unfavorable)	Automotive Volume	FX	Operational Performance	Other	Total
Cost of sales	$1,136,426	$1,089,693	$(46,733)	$(27,128)	$(8,276)	$3,289	$(14,618)	$(46,733)
Gross margin	362,176	366,431	(4,255)	10,003	8,451	3,289	(25,998)	(4,255)
Gross margin - Percentage of product revenues	24.2%	25.2%

Cost of sales for the year ended December 31, 2025 increased by 4.3% as compared to the year ended December 31, 2024. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Euro, higher quality costs and higher labor costs, partially offset by material purchasing savings.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Research and development expenses	$125,398	$117,826	$(7,572)
Reimbursed research and development expenses	(30,639)	(29,129)	1,510
Net research and development expenses	$94,759	$88,697	$(6,062)
Percentage of product revenues	6.3%	6.1%

Net research and development expenses for the year ended December 31, 2025 increased 6.8% as compared to the year ended December 31, 2024. The increase in net research and development expenses is primarily related to higher employee compensation and tooling and development expenses.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Selling, general and administrative expenses	$170,045	$155,108	$(14,937)
Percentage of product revenues	11.3%	10.7%

Selling, general and administrative expenses for the year ended December 31, 2025 increased 9.6% as compared to the year ended December 31, 2024. Merger and acquisition expenses were $6.6 million for the year ended December 31, 2025. The remaining increase in selling, general and administrative expenses is primarily related to higher expenses for leases, leadership transition, information technology and employee compensation and unfavorable foreign currency impacts primarily attributable to the Euro and Mexican Peso.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Restructuring expenses, net	$12,476	$13,110	$634

Restructuring expenses, net primarily relate to discrete restructuring activities focused on optimizing our manufacturing footprint and cost structure. See Note 4, "Restructuring" in the notes to the consolidated financial statements included in this Annual Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Loss on sale of land and building, net	$2,196	$—	$(2,196)

Loss on sale of land and building, net for the year ended December 31, 2025 is primarily due to the sale of our former headquarters building in Northville, Michigan in January 2025.

Impairment of Intangible Assets and Property and Equipment

Below is a summary of our impairment of intangible assets and property and equipment, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Impairment of intangible assets and property and equipment	$—	$2,501	$2,501

Impairment of intangible assets and property and equipment for the year ended December 31, 2024 related to equipment determined to have no future use.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Interest expense, net	$(13,811)	$(15,300)	$1,489

The decrease in interest expense during the year ended December 31, 2025 compared to 2024 is primarily related to a lower average borrowing on the Revolving Credit Facility and the change in fair value of an interest rate swap derivative in the prior year period.

Foreign Currency (Loss) Gain

Below is a summary of our foreign currency gain (loss), in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Foreign currency (loss) gain	$(28,415)	$9,599	$(38,014)

Foreign currency loss for the year ended December 31, 2025 included net realized foreign currency gain of $1.8 million and unrealized net foreign currency loss of $30.3 million.

Foreign currency gain for the year ended December 31, 2024 included net realized foreign currency loss of $1.1 million and unrealized net foreign currency gain of $10.7 million.

Other (Loss) Income

Below is a summary of our other (loss) income, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Other (loss) income	$(4,639)	$951	$(5,590)

The decrease is primarily driven by non-cash impairment charges related to our non-consolidated equity investments during the year ended December 31, 2025. See Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in this Annual Report for additional information.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$17,550	$37,318	$19,768

Income tax expense was $17.6 million for the year ended December 31, 2025, on earnings before income tax of $35.8 million, representing an effective tax rate of 49.0.%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of global intangible low tax income ("GILTI"), withholding taxes, unfavorable tax effects of equity vesting and other non-deductible expenses, partially offset by the impact of income taxes on foreign earnings at tax rates varying from the U.S. Federal statutory tax rate, research and development credits, and incentive tax rates in various jurisdictions.

Income tax expense was $37.3 million for the year ended December 31, 2024, on earnings before income tax of $102.3 million, representing an effective tax rate of 36.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the unfavorable impact of GILTI, withholding taxes, other non-deductible expenses, and the settlement of a prior period tax audit, partially offset by the impact of income taxes on foreign earnings at tax rates varying from the U.S. Federal statutory tax rate, research and development credits and incentive tax rates in various jurisdictions.

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

As of December 31, 2025, the Company had $160.8 million of cash and cash equivalents and $307.9 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of December 31, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $103.1 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents and borrowings available under our Second Amended and Restated Credit Agreement and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The table below summarizes our cash activity for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents at beginning of period	$134,134	$149,673
Net cash provided by operating activities	116,791	109,646
Net cash used in investing activities	(52,398)	(53,531)
Net cash used in financing activities	(42,483)	(51,705)
Foreign currency effect on cash and cash equivalents	4,789	(19,949)
Cash and cash equivalents at end of period	$160,833	$134,134

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $116.8 million and $109.6 million for the years ended December 31, 2025 and 2024, respectively. Cash flow provided by operating activities for the year ended December 31, 2025 consisted primarily of net income of $18.3 million, increased by $110.2 million for non-cash charges for depreciation and amortization, unrealized stock based compensation, provisions for inventory, loss on disposition of property and equipment and other, including unrealized foreign currency loss, $27.6 million related to increase in accounts payable and $13.9 million for changes in net other assets and liabilities, partially offset by $22.3 million for non-cash deferred income taxes, $21.6 million of change in inventory and $9.3 million change in accounts receivable. Cash flow provided by operating activities for the year ended December 31, 2024 consisted primarily of net income of $64.9 million, increased by $82.9 million for non-cash charges for depreciation, amortization, stock based compensation, deferred income taxes, impairment of intangible assets and property and equipment and provision for inventory, partially offset by $35.5 million related to changes in assets and liabilities, $1.6 million for a gain on disposition of property and equipment and $1.1 million of other.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $52.4 million and $53.5 million for the years ended December 31, 2025 and 2024, respectively. Cash flows used in investing activities for the year ended December 31, 2025 primarily included capital expenditures of $55.7 million and technology investments of $1.2 million, partially offset by proceeds from the sale of property and equipment of $3.8 million and proceeds from deferred purchase price of factored receivables of $0.7 million. Cash flows used in investing activities for the year ended December 31, 2024 primarily included capital expenditures of $73.3 million and technology investments of $1.0 million, partially offset by proceeds from deferred purchase price of factored receivables of $12.9 million and proceeds from the sale of property and equipment of $7.9 million.

Cash Flows From Financing Activities

Net cash used in financing activities totaled $42.5 million and $51.7 million for the years ended December 31, 2025 and 2024, respectively. Cash flows used in financing activities for the year ended December 31, 2025 primarily included $31.1 million net repayments of debt, $10.0 million of cash paid for the repurchase of Common Stock and $1.3 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year. Cash flows used in financing activities for the year ended December 31, 2024 primarily included $2.6 million net repayments of debt, $51.6 million of cash paid for the repurchase of Common Stock and $3.3 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year, partially offset by $5.8 million of proceeds from the exercise of Common Stock options.

Debt

The following table summarizes the Company’s debt at December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025		2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.95%	$189,000	5.86%	$220,000
Finance leases	3.34%	73	3.46%	201
Total debt		189,073		220,201
Less: current maturities		(73)		(137)
Long-term debt, less current maturities		$189,000		$220,064

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintains a revolving credit note (“Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A. as administrative agent (the "Agent"). The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amends and restates in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter.

Finance Leases

As of December 31, 2025 and 2024, there was $0.1 million and $0.2 million of outstanding finance leases, respectively.

Modine Transaction

On January 29, 2026, the Company and SpinCo executed a 364-day bridge loan facility commitment letter with Barclays Bank PLC (“Barclays Bank”), pursuant to which Barclays Bank has committed financing to the Company and SpinCo of $790 million in the aggregate, including (i) $290 million to fund the SpinCo Distribution, to pay a special dividend to the Company’s shareholders, if necessary to support the intended tax-free treatment of the Distribution to Modine shareholders, and to pay fees and expenses of the Modine Transaction, and (ii) $500 million to backstop capacity under the Revolving Credit Facility while the Company seeks lender consent for the Modine Transaction. The Bridge Facility is expected to be replaced with permanent financing. If the Modine Transaction is consummated, any indebtedness incurred by SpinCo under the Bridge Facility or the permanent financing will become indebtedness of a wholly owned subsidiary of the Company.

Material Cash Requirements

The following table summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows. We have not included amounts for material and component purchase obligations related to standard recurring purchases of materials for use in our manufacturing operations as these amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature.

	Payments Due by Period
Material Cash Requirements (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$189,073	$73	$189,000	$—	$—
Operating lease obligations (2)	78,056	12,113	16,158	12,744	37,041
Capital commitments (3)	7,272	7,272	—	—	—
Total	$274,401	$19,458	$205,158	$12,744	$37,041

(1)
Long-term debt obligations do not include an amount payable for interest. See Note 8, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.
(2)
See Note 7, “Leases,” to the consolidated financial statements included in this Annual Report for additional information.
(3)
Capital commitments is comprised of commitments for capital expenditures. Such commitments are typically less than one year.

Restructuring

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

See Note 4, “Restructuring,” to the consolidated financial statements included in this Annual Report for additional information regarding these plans.

Capital Expenditures

We anticipate capital expenditures in fiscal year 2026 of approximately $45 million to $55 million. We will continue to support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, cash generated from operations, and the borrowing capacity available under our Second Amended and Restated Credit Agreement will be sufficient to support our capital expenditures.

Other Commitments

In December 2021, the Company committed to make a $5 million investment in Autotech Fund III, L.P., pursuant to a limited partnership agreement. As a limited partner, the Company will periodically make capital contributions toward this total commitment amount over the expected ten year life of the fund. The Company has made contributions of approximately $2.9 million to the Autotech Fund III, LP as of December 31, 2025. Timing of the remaining $2.1 million of capital contributions is unknown and therefore amounts have been excluded from the Material Cash Requirements table above.

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

Impact if actual results differ from assumptions: As of December 31, 2025, our goodwill balance included $81.0 million related to our Automotive segment and $27.9 million related to our Medical segment. These balances could be fully or partially impaired if management does not achieve the expected cash flows assumed in the fair value estimates or if assumptions and cash flow estimates change in future periods.

The Company’s Medical segment is comprised of one reporting unit (the “Medical reporting unit”). The estimated fair value of the Medical reporting unit exceeded its carrying value by approximately 25% as of December 31, 2025. The Medical reporting unit is at risk of failing future impairment tests, as the estimate of fair value does not substantially exceed its carrying value. The Company’s estimated future cash flow projections for the Medical reporting unit for the period of 2026 through 2030 assume a compound annual growth rate for revenue of approximately 14.0%, which we deem to be a critical assumption in the fair value determination as of December 31, 2025. This forecasted revenue growth, which is significantly higher than historical periods, is primarily driven by our anticipated product launches. Realization of this assumed revenue growth is dependent on the successful launch of these new products and the acceptance of customers. If this revenue growth is not achieved or if the estimated growth rates are reduced because of new information or experience, the fair value of the Medical reporting unit could decrease, which could result in a material impairment of goodwill. Additionally, forecasted cash flows assume margin expansion as a direct result of the forecasted revenue growth. If we experience higher costs than assumed in our forecast or if we experience other deviations from forecasted results and/or external factors (e.g., increase of interest rates), it could result in a material impairment.

The Company's reporting units in its Automotive segment each have a fair value that is substantially in excess of its respective carrying value as of December 31, 2025.

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

For the year ended December 31, 2025, each change of the effective tax rate by one percentage point would impact income tax expense by $0.4 million.

Recent Accounting Pronouncements

For a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations, as well as accounting standards that have been adopted during the year ended December 31, 2025, see Note 3, “New Accounting Pronouncements,” to the consolidated financial statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities. Market risks for changes in interest rates relate primarily to the Company's debt obligations under the Second Amended and Restated Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong and Moroccan Dirham.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated statements of income on the same line as the hedged item. Also, the Company records the ineffective portion, if any, on the same line as the hedged item. Cash flows associated with derivatives are reported in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

Information related to the fair values of all derivative instruments in our consolidated balance sheet as of December 31, 2025 is set forth in Note 13, “Financial Instruments” in the consolidated financial statements included in this Annual Report.

Interest Rate Sensitivity

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2026	2027	2028	2029	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$189,000	$—	$—	$189,000	$189,000
Variable interest rate as of December 31, 2025		4.95%			4.95%

Based on the amounts outstanding as of December 31, 2025, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $1.9 million. To hedge the Company's exposure to interest payment fluctuations on a portion of the borrowings, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2026	2027	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$35,122	$—	$35,122	$4,521
Average contract rate	20.50	—	20.50

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	2025		2024
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreements:(Receive MXN / Pay USD)	$3,328	$4,327	$6,243	$7,359

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The attestation report of the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting, is set forth in Item 15, "Exhibits and Financial Statement Schedules," included under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2026 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Corporate Governance – Key Policies and Practices”, “Corporate Governance – Standing Committees of the Board”, “Executive Officers” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2027 Annual Meeting.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm For 2026" and "Audit Committee Matters.”

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

2.
Financial Statement Schedule.

The following Schedule to Financial Statements is included herein:

Schedule II — Valuation and Qualifying Accounts.

3.
Exhibits.

The exhibits to this Annual Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2*	Share Purchase and Transfer Agreement, dated May 4, 2022, by and among Gebhardt Holding GmbH, ELBER GmbH, Gentherm GmbH, and Andreas Gebhardt, Markus Gebhardt and Dr. Johann Vialberth		10-Q	3/31/22	2.1	5/4/22
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
4	Description of Securities		10-K	12/31/19	4	2/20/20
10.1**	Summary of Non-Employee Director Compensation (effective starting with the 2024 annual meeting of shareholders)	X
10.2**	Second Amended and Restated Gentherm Incorporated Senior Level Performance Bonus Plan		8-K		10.1	3/15/21
10.3.1**	2013 Equity Incentive Plan		Schedule 14A		A	4/22/13
10.3.2**	Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan		8-K		10.2	5/19/17
10.3.3**	Second Amendment to the Gentherm Incorporated 2013 Equity Incentive Plan, effective as of May 21, 2020		8-K		10.1	5/26/20
10.3.4**	Form of Stock Option Award Agreement under the 2013 Equity Incentive Plan		8-K		10.1	6/27/13
10.3.5**	Form of Stock Appreciation Right Award Agreement under the 2013 Equity Incentive Plan		8-K		10.2	6/27/13
10.3.6**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan		8-K		10.3	6/27/13
10.3.7**	Form of Restricted Stock Award Agreement (Retention Award) under the 2013 Equity Incentive Plan		8-K		10.1	10/4/17
10.3.8**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan		8-K		10.1	6/13/18
10.3.9**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan		8-K		10.2	6/13/18
10.3.10**	Form of Restricted Stock Unit Award Agreement (Performance-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.1	5/7/20
10.3.11**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the 2013 Equity Incentive Plan (effective as of 2020 grants)		10-Q	3/31/20	10.2	5/7/20
10.3.12**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2013 Equity Incentive Plan		10-Q	6/30/20	10.7	8/4/20
10.3.13**	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.2	3/15/21
10.3.14**	Form of Performance Stock Unit Award Agreement under the 2013 Equity Incentive Plan (effective as of 2021 grants)		8-K		10.3	3/15/21
10.4.1**	Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.1	5/18/23

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.4.2**	Form of Performance Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.2	5/18/23
10.4.3**	Form of Restricted Stock Unit Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.3	5/18/23
10.4.4**	Form of Restricted Stock Award Agreement (Director) under the Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.4	5/18/23
10.5.1	Second Amended and Restated Credit Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Licensing, Limited Partnership, Gentherm Medical, LLC, Gentherm GmbH, Gentherm Enterprises GmbH and Gentherm Licensing GmbH, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.		8-K		10.1	6/13/22
10.5.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 10, 2022, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm Properties I, LLC, Gentherm Properties II, LLC and Bank of America, N.A.		8-K		10.2	6/13/22
10.6.1**	Employment Contract between Gentherm GmbH and Thomas Stocker, effective September 1, 2019		10-Q	9/30/19	10.1	10/29/19
10.6.2**	First Amendment to the Employment Agreement between Gentherm Enterprises GmbH and Thomas Stocker, effective June 28, 2021		10-Q	6/30/21	10.1	7/30/21
10.7**	Severance Pay Plan for Eligible Employees of Gentherm Incorporated		8-K		10.4	3/15/21
10.8**	Form of First Amendment to Executive Offer Letter		8-K		10.7	3/15/21
10.9**	Amended and Restated Gentherm Incorporated Deferred Compensation Plan, dated May 20, 2019 (and effective January 1, 2019)		10-Q	6/30/19	10.4	7/26/19
10.10**	Offer Letter between Gentherm Incorporated and William T. Presley, dated as of November 6, 2024		8-K		10.1	11/8/24
10.11**	Offer Letter between Gentherm Incorporated and Jonathan Douyard, dated as of November 20, 2024		8-K		10	11/20/24
10.12.1**	Offer Letter between Gentherm Incorporated and Jaymi Wilson, dated as of July 7, 2018		10-K	12/31/24	10.17	2/19/25
10.12.2**	Confidential Information and Invention Assignment Agreement between Gentherm Incorporated and Jaymi Wilson, dated as of October 6, 2022		10-Q	3/31/25	10.2	4/24/25
10.13.1**	Offer Letter between Gentherm Incorporated and Vishnu Sundaram, dated as of August 31, 2023		10-Q	3/31/24	10.1	4/30/24
10.13.2**	Confidential Information and Invention Assignment Agreement between Gentherm Incorporated and Vishnu Sundaram, dated as of August 3, 2023	X
10.13.3**	Amendment to Offer Letter between Gentherm Incorporated and Vishnu Sundaram, dated as of February 5, 2024		10-Q	3/31/24	10.2	4/30/24
10.14**	Form of Sign-On Inducement Restricted Stock Unit Award Agreement (February 2025)		8-K		10	2/24/25

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
19	Securities Trading Policy	X
21	List of Subsidiaries (Direct and Indirect) of the Company	X
23.1	Consent of Ernst & Young LLP	X
24	Power of Attorney	X
31.1	Section 302 Certification - CEO	X
31.2	Section 302 Certification – CFO	X
32.1***	Section 906 Certification – CEO	X
32.2***	Section 906 Certification - CFO	X
97	Gentherm Incorporated Policy for the Recovery of Erroneously Awarded Compensation		10-K	12/31/23	97	2/21/24
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	X

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

ITEM 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentherm Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026, expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As of December 31, 2025, the Company’s goodwill was $108.9 million, consisting of $81 million in the automotive segment and $27.9 million in the medical segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually as of December 31 and whenever events or changes in circumstances indicate that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

Auditing management’s annual goodwill impairment assessment for the medical reporting unit was complex and highly judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates used in the valuation of the medical reporting unit were sensitive to assumptions, such as revenue growth rates, operating margins, and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s annual goodwill assessment, and annual forecasting process whereby the Company develops assumptions that are used in its analyses. This included controls over management's review of the valuation model and the assumptions used in the fair value measurements discussed above.

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

February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gentherm Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Gentherm Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentherm Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 19, 2026

GENTHERM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$160,833	$134,134
Accounts receivable, net	281,083	258,112
Inventory, net	252,702	227,356
Other current assets	82,332	64,413
Total current assets	776,950	684,015
Property and equipment, net	270,614	252,970
Goodwill	108,918	99,603
Other intangible assets, net	52,796	57,251
Operating lease right-of-use assets	56,524	43,954
Deferred income tax assets	93,552	75,041
Other non-current assets	37,075	34,722
Total assets	$1,396,429	$1,247,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$260,487	$226,815
Current lease liabilities	9,646	7,517
Current maturities of long-term debt	73	137
Other current liabilities	134,104	105,824
Total current liabilities	404,310	340,293
Long-term debt, less current maturities	189,000	220,064
Non-current lease liabilities	48,105	37,052
Pension benefit obligation	3,748	4,017
Other non-current liabilities	30,943	29,183
Total liabilities	$676,106	$630,609
Shareholders’ equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,526,231 and 30,788,639 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5,611	2,049
Paid-in capital	1,590	4,290
Accumulated other comprehensive loss	(964)	(85,193)
Accumulated earnings	714,086	695,801
Total shareholders’ equity	720,323	616,947
Total liabilities and shareholders’ equity	$1,396,429	$1,247,556

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Product revenues	$1,498,602	$1,456,124	$1,469,076
Cost of sales	1,136,426	1,089,693	1,117,452
Gross margin	362,176	366,431	351,624
Operating expenses:
Net research and development expenses	94,759	88,697	94,358
Selling, general and administrative expenses	170,045	155,108	155,579
Restructuring expenses, net	12,476	13,110	4,739
Loss on sale of land and building, net	2,196	—	—
Impairment of intangible assets and property and equipment	—	2,501	—
Impairment of goodwill	—	—	19,509
Total operating expenses	279,476	259,416	274,185
Operating income	82,700	107,015	77,439
Interest expense, net	(13,811)	(15,300)	(14,641)
Foreign currency (loss) gain	(28,415)	9,599	(5,918)
Other (loss) income	(4,639)	951	(1,926)
Earnings before income tax	35,835	102,265	54,954
Income tax expense	17,550	37,318	14,611
Net income	$18,285	$64,947	$40,343
Basic earnings per share	$0.60	$2.08	$1.23
Diluted earnings per share	$0.59	$2.06	$1.22
Weighted average number of shares – basic	30,585	31,293	32,778
Weighted average number of shares – diluted	30,933	31,476	33,067

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$18,285	$64,947	$40,343
Other comprehensive income (loss):
Pension benefit obligations, net of tax	130	(840)	56
Foreign currency translation adjustments, net of tax	77,982	(45,266)	13,439
Unrealized gain (loss) on foreign currency derivative securities, net of tax	6,117	(8,927)	2,834
Other comprehensive income (loss), net of tax	84,229	(55,033)	16,329
Comprehensive income	$102,514	$9,914	$56,672

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	33,202	$122,658	$5,447	$(46,489)	$590,657	$672,273
Net income	—	—	—	—	40,343	40,343
Other comprehensive income	—	—	—	16,329	—	16,329
Stock compensation, net	129	9,147	(68)	—	—	9,079
Stock repurchase	(1,789)	(81,302)	(5,379)	—	(6,621)	(93,302)
Balance at December 31, 2023	31,542	$50,503	$—	$(30,160)	$624,379	$644,722
Net income	—	—	—	—	64,947	64,947
Other comprehensive loss	—	—	—	(55,033)	—	(55,033)
Stock compensation, net	266	14,153	(1,055)	—	(179)	12,919
Stock repurchase	(1,019)	(62,607)	5,345	—	6,654	(50,608)
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net income	—	—	—	—	18,285	18,285
Other comprehensive income	—	—	—	84,229	—	84,229
Stock compensation, net	119	10,877	—	—	—	10,877
Stock repurchase	(382)	(7,315)	(2,700)	—	—	(10,015)
Balance at December 31, 2025	30,526	$5,611	$1,590	$(964)	$714,086	$720,323

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$18,285	$64,947	$40,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,379	52,975	50,948
Deferred income taxes	(22,336)	10,580	(13,072)
Stock based compensation	12,300	10,432	11,627
Provisions for inventory	6,815	6,437	6,867
Loss (gain) on disposition of property and equipment	3,025	(1,603)	721
Impairment of intangible assets and property and equipment	—	2,501	—
Impairment of goodwill	—	—	19,509
Other non-cash items, including unrealized foreign currency loss (gain)	34,728	(1,156)	2,920
Changes in assets and liabilities:
Accounts receivable, net	(9,300)	(12,077)	(4,195)
Inventory	(21,629)	(34,195)	6,907
Other assets	(17,780)	(44,696)	(26,179)
Accounts payable	27,563	16,222	31,029
Other liabilities	31,741	39,279	(8,160)
Net cash provided by operating activities	116,791	109,646	119,265
Investing Activities:
Purchases of property and equipment	(55,673)	(73,314)	(37,602)
Proceeds from the sale of property and equipment	3,770	7,862	391
Proceeds from deferred purchase price of factored receivables	745	12,876	13,903
Cost of technology investments	(1,240)	(955)	(815)
Net cash used in investing activities	(52,398)	(53,531)	(24,123)
Financing Activities:
Borrowings on debt	112,000	68,000	60,000
Repayments of debt	(143,149)	(70,615)	(72,280)
Proceeds from the exercise of Common Stock options	—	5,791	263
Taxes withheld and paid on employees' share-based payment awards	(1,319)	(3,296)	(2,940)
Cash paid for the repurchase of Common Stock	(10,015)	(51,585)	(91,094)
Net cash used in financing activities	(42,483)	(51,705)	(106,051)
Foreign currency effect	4,789	(19,949)	6,691
Net cash increase (decrease) in cash and cash equivalents	26,699	(15,539)	(4,218)
Cash and cash equivalents at beginning of period	134,134	149,673	153,891
Cash and cash equivalents at end of period	$160,833	$134,134	$149,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,611	$13,007	$13,242
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$6,053	$5,154	$7,754
Deferred purchase price of receivables factored in the period	—	9,276	13,885

The accompanying notes are an integral part of these consolidated financial statements

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is a global market leader of innovative thermal management and pneumatic comfort technologies. Our automotive products include Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and Climate and Comfort Electronics. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world.

On January 29, 2026, Gentherm, entered into definitive agreements to combine the Performance Technologies business (“Performance Technologies”) of Modine Manufacturing Co., a Wisconsin corporation (“Modine”), with Gentherm. Refer to Note 20 – Subsequent Event for details.

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

As of December 31, 2025 and 2024, total capitalized payments to customers were $18,168 and $14,276, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1,634, $447 and $179 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company has no material contract assets or contract liabilities as of December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than 90 days to be cash equivalents. The Company had cash and cash equivalents of $103,135 and $106,905 held in foreign jurisdictions as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

The following is a summary of the percentage of product revenues and accounts receivable from the Company's customers with a percentage of Product Revenues greater than 10 percent:

	Percentage of Total Product Revenues			Percentage of Total Net Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024
Lear	16%	16%	15%	17%	16%
Adient	11%	11%	13%	11%	11%

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company establishes and maintains allowances for the inability or unwillingness of customers to make required payments on their accounts receivable balances. These allowances reflect management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical write-off experience by industry and regional economic data, as well as current conditions and forecasts that affect the collectability of the reported amount. We write-off accounts receivable when they become uncollectible. As of December 31, 2025 and 2024, the Company’s accounts receivable are reflected net of reserves of $1,600 and $1,605, respectively. Changes in the allowance for doubtful accounts were not significant during the years ended December 31, 2025 and 2024.

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

Depreciation is computed using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Useful Life
Buildings and improvements	1 to 30 years
Machinery and equipment	10 years
Production tooling	2 to 10 years
Leasehold improvements	Term of lease
Information technology	1 to 5 years

The Company recognized depreciation expense of $45,792, $45,503 and $42,186 for the years ended December 31, 2025, 2024 and 2023, respectively.

Tooling

The Company incurs costs related to tooling used in the manufacture of products sold to its customers. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. Tooling costs that will be reimbursed by customers are included in other current assets in the accompanying consolidated balance sheets at the lower of accumulated cost or the customer reimbursable amount. As of December 31, 2025 and 2024, the Company had $23,553 and $19,740, respectively, of reimbursable tooling costs capitalized. Company-owned tooling is included in property and equipment and depreciated over its expected useful life, generally two to ten years.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded in conjunction with business combinations are based on the Company’s estimate of fair value, as of the date of acquisition.

Amortization of other intangible assets is computed using the straight-line method. The useful lives for acquired intangible assets are listed below as follows:

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

In addition to annual impairment testing, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions

The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

See Note 6, "Goodwill and Other Intangibles," for additional information about the asset impairment analyses.

Investments in Non-consolidated Affiliates

In December 2021, the Company committed to make a $5,000 investment in Autotech Fund III, L.P. (“Autotech”), pursuant to a limited partnership agreement. Autotech focuses broadly on the automotive industry and complements the Company’s innovation strategy. As a limited partner, the Company will periodically make capital contributions toward its total commitment amount over the

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

expected ten-year life of the fund. The Company has made contributions totaling approximately $2,855 as of December 31, 2025. Our investment is accounted for under the equity method. In the years ended December 31, 2025, 2024 and 2023 we recognized $303, $0 and ($104) in other (loss) income. The carrying value was $2,933 and $1,540 as of December 31, 2025 and 2024, respectively.

In addition to Autotech, the Company’s Automotive segment has ownership interests in two non-consolidated affiliates that are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As a result of observable transactions and impairment indicators during the years ended December 31, 2025, 2024 and 2023, the Company recognized ($4,941), $1,097 and ($2,900), respectively in other (loss) income. The carrying value of these investments was $1,463 and $6,254 as of December 31, 2025 and 2024, respectively.

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

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At December 31, 2025 and 2024, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

The Company accounts for its designated derivative financial instruments as cash flow hedges. For derivative contracts which are designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative contract is recorded to accumulated other comprehensive loss (“AOCI”) in the accompanying consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in AOCI is recorded into earnings in the consolidated statements of income on the same line as the hedged item. Also, the Company records the ineffective portion, if any, on the same line as the hedged item. These hedging transactions and the respective correlations meet the requirements for hedge accounting.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances income tax disclosures to further disaggregate the effective tax rate reconciliation and income taxes paid. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 should be adopted prospectively, but retrospective application is permitted. The Company adopted ASU 2023-09 as of December 31, 2025 using a prospective approach. See Note 18 "Income Taxes" for the disclosures related to the adoption of 2023-09.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 4 — Restructuring

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

During the year ended December 31, 2025, the Company recognized restructuring expense of $3,604, for employee separation costs and $1,178, for other costs.

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

During the year ended December 31, 2025, the Company recognized restructuring expense of $2,270 for employee separation costs and $826, for other costs.

2025 Manufacturing Footprint Plan

In July 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its global manufacturing capacity (“2025 Manufacturing Footprint Plan”). As a result, the Company will relocate certain manufacturing activities between existing locations.

The Company expects to incur cash restructuring costs of between $3,000 and $4,000 for employee severance and retention costs and $1,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000. The actions under the 2025 Manufacturing Footprint Plan are expected to be substantially completed by the end of 2027.

During the year ended December 31, 2025, the Company recognized restructuring expense of $2,190, for employee separation costs.

2023 Manufacturing Footprint Rationalization

In September 2023, the Company committed to a restructuring plan (“2023 Plan”) to improve the Company’s manufacturing productivity and rationalize its footprint through the closure and relocation of its former manufacturing facility in Greenville, South Carolina to a new facility in Monterrey, Mexico.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized restructuring expenses of $0, $1,839 and $538, respectively, for employee separation costs and $645, $454 and $159, respectively, for other costs.

The actions under the 2023 Manufacturing Footprint Plan are substantially complete.

Other Restructuring Activities

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the year ended December 31, 2025, the Company’s Automotive segment recognized $1,153 for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the year ended December 31, 2025, the Company’s Automotive segment recognized a benefit of $262 for employee separation costs and expense of $872 for other costs primarily related to the relocation of certain manufacturing to best cost locations.

During the years ended December 31, 2024 and 2023, the Company recognized $9,057 and $3,208 for employee separation costs, respectively, and $1,760 and $834 for other costs, respectively. These restructuring expenses were primarily associated with restructuring actions focused on the rotation of our manufacturing footprint to best cost locations and the reduction of global overhead costs.

The Company expects to incur less than $1,000 of additional restructuring costs for the other restructuring actions that have been approved as of December 31, 2025.

Restructuring Expenses, net by Reporting Segment

Restructuring expenses, net by reporting segment for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Automotive	$12,279	$12,238	$3,187
Medical	156	20	363
Corporate	41	852	1,189
Total	$12,476	$13,110	$4,739

Restructuring Liability

The following table summarizes restructuring activity for all restructuring initiatives for the years ended December 31, 2025 and 2024:

	Employee Separation Costs	Other Related Costs, net (a)	Total
Balance at December 31, 2023	$2,150	$—	$2,150
Additions, charged to restructuring expenses, net	10,896	2,214	13,110
Cash payments	(9,593)	(1,333)	(10,926)
Non-cash utilization	—	(881)	(881)
Currency translation and other	(165)	—	(165)
Balance at December 31, 2024	$3,288	$—	$3,288
Additions, charged to restructuring expenses, net	9,312	3,520	12,832
Change in estimate	(356)	—	(356)
Cash payments	(5,880)	(3,382)	(9,262)
Non-cash utilization	—	(138)	(138)
Currency translation and other	564	—	564
Balance at December 31, 2025	$6,928	$—	$6,928
(a)
Includes gain on sale of the Greenville facility

Exit of Non-Automotive Electronics Business

On December 31, 2022, the Company approved a plan to exit its non-automotive electronics business to strengthen the Company’s core business and focus its resources and equipment with businesses and investments that are more strategic and profitable. The Company had substantially completed the exit of this business as of December 2024.

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

Note 5 — Details of Certain Financial Statement Components

	December 31,
	2025	2024
Inventory:
Raw materials, net	$128,315	$137,511
Work in process, net	35,429	19,059
Finished goods, net	88,958	70,786
Total inventory, net	$252,702	$227,356
Other current assets:
Income tax and other tax receivable	$23,826	$20,611
Billable tooling	23,553	19,740
Notes receivable	13,490	11,190
Prepaid expenses	9,214	6,305
Short-term derivative financial instruments	4,521	719
Receivables due from factor	—	1,111
Other	7,728	4,737
Total other current assets	$82,332	$64,413
Property and equipment:
Machinery and equipment	$316,212	$260,578
Buildings and improvements	124,900	117,953
Information technology	58,910	45,157
Production tooling	42,500	37,765
Leasehold improvements	26,144	23,262
Construction in progress	23,510	36,846
Total property and equipment	592,176	521,561
Less: accumulated depreciation	(321,562)	(268,591)
Total property and equipment, net	$270,614	$252,970
Other current liabilities:
Accrued employee liabilities	$49,924	$42,277
Income tax and other taxes payable	31,172	26,385
Liabilities from discounts and rebates	22,391	20,501
Restructuring	6,928	3,288
Accrued warranty	7,805	3,507
Short-term derivative financial instruments	775	2,037
Other	15,109	7,829
Total other current liabilities	$134,104	$105,824

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6 — Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2025 and 2024 were as follows:

	Automotive	Medical (a)	Total
Balance as of December 31, 2023	$76,696	$27,377	$104,073
Currency translation	(3,942)	(528)	(4,470)
Balance as of December 31, 2024	$72,754	$26,849	$99,603
Currency translation	8,277	1,038	9,315
Balance as of December 31, 2025	$81,031	$27,887	$108,918

(a)
Includes accumulated impairment losses of $19,509.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of December 31, 2025 and 2024 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$121,316	$(81,785)	$(6,185)	$33,346
Technology	48,478	(36,238)	(27)	12,213
Product development costs	19,943	(19,774)	(71)	98
Software development	1,007	(403)	—	604
Indefinite-lived:
Trade names	7,065	—	(530)	6,535
Balance as of December 31, 2025	$197,809	$(138,200)	$(6,813)	$52,796

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$109,608	$(67,787)	$(5,477)	$36,344
Technology	43,458	(29,976)	(24)	13,458
Product development costs	18,019	(17,849)	—	170
Software development	1,007	(201)	—	806
Indefinite-lived:
Trade names	7,003	—	(530)	6,473
Balance as of December 31, 2024	$179,095	$(115,813)	$(6,031)	$57,251

During the year ended December 31, 2024 we recorded a non-cash impairment charge of $530 for one of our Medical trade names.

During the year ended December 31, 2023, an indicator of impairment was identified and the Company performed an interim quantitative assessment as of June 30, 2023. The results of this quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit, and accordingly an impairment expense was recorded for $19,509.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company performed its annual tests for impairment as of December 31, 2023, 2024 and 2025 utilizing the same quantitative approach and determined the fair value of each reporting unit exceeded its carrying value at each date.

A total of $7,135, $7,019, and $8,290 in other intangible assets were amortized in 2025, 2024 and 2023, respectively.

An estimate of future amortization of other intangible assets, is as follows:

2026	$6,859
2027	6,771
2028	6,703
2029	5,963
2030	4,947

Note 7 — Leases

The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. Certain real estate leases are for land which have a remaining lease term of 31 to 37 years, and some of these arrangements have an end date that is at the discretion of the lessee. Excluding land leases, our leases have remaining lease terms ranging from less than one year to fourteen years and may include options to extend the lease. We do not have lease arrangements with related parties.

Components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$13,739	$10,747	$9,606
Amortization of finance leases	161	370	390
Interest on lease liabilities - finance leases	5	14	28
Short-term lease cost	3,999	3,684	2,651
Total lease cost	$17,904	$14,815	$12,675

Other information related to leases is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,992	$10,428
Operating cash flows for finance leases	5	14
Financing cash flows for finance leases	149	383
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$19,364	$30,720

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	9.62 yrs	9.3 years
Finance leases	0.50 yrs	1.5 years
Weighted average discount rate:
Operating leases	6.22%	6.09%
Finance leases	3.34%	3.46%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A summary of future lease payments for non-cancellable operating leases with terms exceeding one year, as of December 31, 2025, is as follows:

2026	$12,113
2027	8,828
2028	7,330
2029	6,520
2030	6,224
2031 or later	37,041
Total future minimum lease payments	78,056
Less imputed interest	(20,305)
Total	$57,751

A summary of future lease payments for non-cancellable finance leases with terms exceeding one year, as of December 31, 2025, is as follows:

2026	$73
Total	$73

During the first quarter of 2025, the Company completed a move to a new corporate headquarters building in Novi, Michigan. In connection with the move we completed the sale of our former headquarters building in Northville, Michigan in January 2025. The sale resulted in cash proceeds of $3,740 and a loss on sale of $2,311.

Note 8 — Debt

The following table summarizes the Company’s debt as of December 31, 2025 and 2024:

	December 31,
	2025		2024
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.95%	$189,000	5.86%	$220,000
Finance leases	3.34%	73	3.46%	201
Total debt		189,073		220,201
Less: current maturities		(73)		(137)
Long-term debt, less current maturities		$189,000		$220,064

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Under the Second Amended and Restated Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers, including the stock and membership interests of specified subsidiaries. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Second Amended and Restated Credit Agreement also contains customary events of default. As of December 31, 2025, the Company was in compliance, in all material respects, with the terms of the Second Amended and Restated Credit Agreement.

Under the Second Amended and Restated Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term Secured Overnight Financing Rate (“Term SOFR”) rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Term SOFR rate administered by the Chicago Mercantile Exchange with a term of one month. All loans denominated in a currency other than the U.S. Dollar must be Term SOFR Rate Loans. Interest is payable at least quarterly. Additionally, a commitment fee of between 0.175% to 0.300% is payable on the average daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Second Amended and Restated Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.125%, respectively, for Term SOFR Rate Loans and 0.125% and 1.125%, respectively, for Base Rate Loans.

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $307,935 remained available for additional borrowings as of December 31, 2025.

The Company had $3,574 and $2,838 of outstanding letters of credit issued as of December 31, 2025 and December 31, 2024, respectively.

In connection with the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1,520, which have been capitalized and are amortized into interest expense over the term of the Revolving Credit Facility.

The scheduled principal maturities of our debt as of December 31, 2025 were as follows:

	Revolving Credit Facility	Other Debt	Total
2026	$—	$73	$73
2027	189,000	—	189,000
Total	$189,000	$73	$189,073

Note 9 — Pension and Other Post Retirement Benefit Plans

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2025, 2024 and 2023 were as follows:

	U.S. Plan			German Plan
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	97	101	115	226	234	217
Expected return on plan assets	—	—	—	(153)	(130)	(115)
Amortization of prior service cost and actuarial loss	—	—	—	78	19	23
Net periodic benefit cost	$97	$101	$115	$151	$123	$125
Assumptions:
Discount rate	4.85%	4.45%	4.65%	3.38%	4.56%	4.10%
Long-term return on assets	N/A	N/A	N/A	3.50%	3.20%	3.20%

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2025 and 2024 is as follows:

	U.S. Plan		German Plan
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Change in projected benefit obligation:
Balance at beginning of year	$2,331	$2,602	$6,281	$5,406
Interest cost	97	101	226	234
Paid pension distributions	(342)	(342)	(240)	(256)
Actuarial loss (gain)	43	(30)	(181)	1,259
Exchange rate impact	—	—	805	(362)
Balance at end of year	$2,129	$2,331	$6,891	$6,281
Change in plan assets:
Balance at beginning of year	$—	$—	$4,005	$4,145
Actual return on plan assets	—	—	111	104
Contributions	—	—	—	—
Paid pension distributions	—	—	—	—
Exchange rate impact	—	—	523	(244)
Balance at end of year	$—	$—	$4,639	$4,005

Underfunded Status	$(2,129)	$(2,331)	$(2,252)	$(2,276)

Balance sheet classification:
Other current liabilities	$(342)	$(342)	$(291)	$(248)
Pension benefit obligation	(1,787)	(1,989)	(1,961)	(2,028)
Accumulated other comprehensive loss (pre-tax):
Actuarial losses	236	194	2,104	2,063

Assumptions:
Discount rate	4.10%	4.85%	3.86%	3.38%

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Pre-tax amounts included in AOCI that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2026 are as follows:

	U.S Plan	German Plan
Actuarial losses	$3	$73

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

Contributions

We do not expect contributions to be paid to the U.S. Plan or the German Plan during the next fiscal year, however, payments to plan participants are expected to be disbursed directly from corporate funds.

The schedule of future expected pension payments is as follows:

	Projected Pension Benefit Payments
Year	U.S Plan	German Plan
2026	$342	$291
2027	342	291
2028	342	289
2029	342	1,855
2030	342	380
2031-2035	684	1,821
Total	$2,394	$4,927

Defined Contribution Plans

The Company also sponsors defined contribution plans for eligible employees. On a discretionary basis, the Company matches a portion of the employee contributions and or makes additional discretionary contributions. Gentherm recognized costs of $2,257, $2,264 and $2,344 related to contributions to its defined contribution plans during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 10 — Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of December 31, 2025 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

Product Liability and Warranty Matters

Our products subject us to warranty claims and, from time to time, product liability claims based on the Company’s products alleged failure to perform as expected or resulting in alleged bodily injury or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall or other corrective action involving such products. The Company maintains warranty and product liability insurance coverage at levels based on commercial norms and historical claims experience. Such policies may not cover all costs associated with a claim. The Company can provide no assurances that it will not experience material warranty or product liability claims or liabilities in the future or that it will not incur significant costs to defend such claims.

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

On February 14, 2024, the National Highway Traffic Safety Administration announced that Volkswagen Group of America, Inc. (“VW”) is recalling 261,257 vehicles from model years 2015-2020 to remedy an alleged problem with a suction jet pump seal inside the fuel tank system. VW informed Gentherm of its plan to conduct the recall on April 3, 2024. The suction jet pump is a product originally designed and manufactured by Alfmeier, the business Gentherm acquired in August 2022. The Company has not accepted any financial responsibility for the recall and is pursuing discussions with VW to advance its position and resolve this matter. No litigation has been threatened or filed as of the date of this report. If the Company is obligated to indemnify VW for the direct and indirect costs associated with the recall, such costs could be material. The Company's insurance policies are not expected to apply to this recall as the production period for the affected parts is outside of the insurance coverage period. The Company’s purchase agreement of Alfmeier includes indemnification provisions under which the Company believes it would have a claim against the sellers which would cover a portion of the potential costs. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

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

The following is a reconciliation of the changes in accrued warranty costs:

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$3,507	$3,945
Warranty claims paid	(9,069)	(6,382)
Warranty expense for products shipped during the current period	11,706	5,812
Adjustments to warranty estimates from prior periods	1,486	247
Adjustments due to currency translation	175	(115)
Balance at end of year	$7,805	$3,507

Employees

Approximately 36% of the Company’s workforce are members of industrial trade unions or worker councils and are employed under the terms of various labor agreements.

Note 11 — Supplier Finance Program

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

The following is a reconciliation of the changes in confirmed obligations to participating suppliers:

	Year Ended December 31,
	2025	2024
Outstanding at beginning of year	$21,232	$—
Invoices confirmed	107,268	90,343
Invoices settled	(105,484)	(69,111)
Outstanding at end of year	$23,016	$21,232

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Net income	$18,285	$64,947	$40,343

Basic weighted average shares of Common Stock outstanding	30,585,443	31,293,113	32,778,055
Dilutive effect of stock options, restricted stock awards and restricted stock units	347,451	183,373	288,862
Diluted weighted average shares of Common Stock outstanding	30,932,894	31,476,486	33,066,917

Basic earnings per share	$0.60	$2.08	$1.23
Diluted earnings per share	$0.59	$2.06	$1.22

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2025 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$35,122	Other current assets	$4,521	Other current liabilities	$—	$4,521
Interest rate contracts	Level 2	$100,000	Other current assets	$—	Other current liabilities	$775	$(775)

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated balance sheet as of December 31, 2024 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Asset/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$126,496	Other current assets	$—	Other current liabilities	$2,037	$(2,037)
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Level 2	$100,000	Other current assets	$719	Other current liabilities	$—	$719

Information related to the effect of derivative instruments in the consolidated statements of income is as follows:

		Year Ended December 31,
	Location	2025	2024	2023
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales – income	$2,883	$3,717	$8,630
	Other comprehensive income (loss)	8,505	(11,259)	3,483
Total foreign currency derivatives		$11,388	$(7,542)	$12,113

Interest rate contracts	Interest expense, net	$232	$—	$—
	Other comprehensive income (loss)	(775)	—	—
Total interest rate derivatives		$(543)	$—	$—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$(719)	$(1,343)	$(710)
Total interest rate derivatives		$(719)	$(1,343)	$(710)

The Company did not incur any hedge ineffectiveness during the years ended December 31, 2025, 2024 and 2023.

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

Trade receivables sold and factoring fees incurred during the year ended December 31, 2024 were as follows:

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Year ended December 31, 2024
Trade receivables sold	$98,761
Factoring fees incurred	615

Note 14 — Fair Value Measurement

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

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at December 31, 2025 and 2024.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the year ended December 31, 2025, there was a decrease in the fair value of two non-consolidated equity investments totaling $4,941 due to observable transactions (Level 2), which was recorded in other income (loss). As of December 31, 2025 and 2024, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of December 31, 2025 and 2024, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 8, "Debt").

Note 15 — Equity

Common Stock

The Company is authorized to issue up to 59,991,000 shares, of which 55,000,000 shares shall be Common Stock, without par value, and 4,991,000 shall be Preferred Stock, without par value. As of December 31, 2025, an aggregate of 30,526,231 shares of its

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Common Stock were issued and outstanding. As of December 31, 2025, there are no preferred stock shares issued or outstanding. The Common Stock is listed on the Nasdaq Global Select Market under the symbol, “THRM”, and has the following rights and privileges:

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

Share repurchases and related activity during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Total number of shares repurchased	381,600	1,019,314
Average price paid per share	$26.24	$49.22
Total	$10,015	$50,169

Excise tax charged	$100	$502

As of December 31, 2025, the 2024 Stock Repurchase Program had $110,103 of share repurchase authorization remaining.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the years ended December 31, 2025, 2024 and 2023 are as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2024	$(1,851)	$(80,096)	$(3,246)		$(85,193)
Other comprehensive income before reclassifications	103	77,982	12,793		90,878
Income tax effect of other comprehensive income before reclassifications	(30)	—	(2,641)		(2,671)
Amounts reclassified from accumulated other comprehensive loss into net income	78	—	(5,062)	[a]	(4,984)
Income taxes reclassified into net income	(21)	—	1,027		1,006
Net current period other comprehensive income (loss)	130	77,982	6,117		84,229
Balance at December 31, 2025	$(1,721)	$(2,114)	$2,871		$(964)

(a)
The amounts reclassified from accumulated other comprehensive loss of $4,830 and $232 are included in cost of sales and interest expense, net, respectively, in the consolidated statements of income. Refer to Note 13, "Financial Instruments," for additional information.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)
Other comprehensive (loss) income before reclassifications	(1,242)	(45,519)	(3,648)		(50,409)
Income tax effect of other comprehensive (loss) income before reclassifications	335	253	784		1,372
Amounts reclassified from accumulated other comprehensive loss into net income	91	—	(7,611)	[a]	(7,520)
Income taxes reclassified into net income	(24)	—	1,548		1,524
Net current period other comprehensive (loss) income	(840)	(45,266)	(8,927)		(55,033)
Balance at December 31, 2024	$(1,851)	$(80,096)	$(3,246)		$(85,193)

(a)
The amounts reclassified from accumulated other comprehensive loss are included in cost of sales in the consolidated statements of income. Refer to Note 13, "Financial Instruments," for additional information.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2022	$(1,067)	$(48,269)	$2,847		$(46,489)
Other comprehensive income before reclassifications	54	13,125	13,086		26,265
Income tax effect of other comprehensive income before reclassifications	(15)	314	(2,770)		(2,471)
Amounts reclassified from accumulated other comprehensive loss into net income	23	—	(9,603)	[a]	(9,580)
Income taxes reclassified into net income	(6)	—	2,121		2,115
Net current period other comprehensive income	56	13,439	2,834		16,329
Balance at December 31, 2023	$(1,011)	$(34,830)	$5,681		$(30,160)

(a)
The amounts reclassified from accumulated other comprehensive loss are included in cost of sales. Refer to Note 13, "Financial Instruments," for additional information.

The Company expects all of the existing gains and losses related to foreign currency derivatives reported in accumulated other comprehensive loss as of December 31, 2025 to be reclassified into earnings during the next twelve months. See Note 13, "Financial Instruments," for additional information about derivative financial instruments and the effects from reclassification to net income.

Note 17 — Accounting for Stock Based Compensation

On May 18, 2023 the Company’s shareholders approved the Gentherm Incorporated 2023 Equity Incentive Plan (the “2023 Equity Plan”), covering 3,730,000 shares of the Common Stock, plus the number of shares of Common Stock that, as of the effective date of the 2023 Equity Plan, that were subject to awards granted under the Gentherm Incorporated 2013 Equity Incentive Plan (the “2013 Equity Plan”) and that, on or after the effective date of the 2023 Equity Plan, were forfeited, surrendered, terminated (other than by exercise), cancelled, lapsed or reacquired by the Company prior to vesting, without the delivery of any shares of Common Stock, and otherwise comply with the recycling provisions of the 2013 Equity Plan and 2023 Equity Plan. The 2023 Equity Plan permits the granting of various awards including stock options (including both nonqualified stock options and incentive stock options), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance stock units (including performance-based RSUs under the 2013 Equity Plan, "PSUs") and performance units, and other awards to employees, outside directors and consultants and advisors of the Company. As of December 31, 2025, the Company had an aggregate of 1,830,414 shares of Common Stock available to issue under the 2023 Equity Plan.

During the three-year period ended December 31, 2025, the Company had outstanding SARs, restricted stock awards, RSUs and PSUs to employees, directors and consultants. These awards become available to the recipient upon the satisfaction of a vesting condition, either based on a period of service or based on the performance of a specific achievement. For equity-based awards with a service condition, the requisite service period typically ranges between two to four years for employees and consultants and one year for directors. As of December 31, 2025, there were 493,798 PSUs outstanding. These awards cliff vest after three-years based on the Company’s achievement of one of five separate performance metrics: a target return on invested capital ratio (“ROIC”), as defined in the award agreement, for a specified fiscal year; a target three-year cumulative Adjusted EBITDA (“Adjusted EBITDA”), as defined in the award agreement; a target annual and three-year growth in the expansion of Adjusted EBITDA Margin Rate (“Adjusted EBITDA Margin Rate”), as defined in the award agreement (as modified by the Company’s relative total shareholder return); the Company’s relative total shareholder return (“TSR”), as defined in the award agreement, during a specific three-year measurement period; a target relative revenue growth relative to light vehicle production in the Company's relevant markets ("RRG"), as defined in the award agreement, during a specific three-year measurement period (in certain cases, as modified by the Company’s relative total shareholder return); and a target annual and three-year growth in the Company's absolute revenue ("Revenue Growth"), as defined in the award agreement, during a specific three-year measurement period. In each case, awards will be earned at 50% of the target

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals. All other outstanding, unvested equity-based awards were service based. Equity-based award vesting may be accelerated at the discretion of the Board under conditions specified in the 2023 Equity Plan and the 2013 Equity Plan.

Under FASB ASC Topic 718, the provisions of the PSUs that vest upon the achievement of relative TSR are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this portion award. A third party was engaged to complete a Monte Carlo simulation to account for the market condition. That simulation takes into account the beginning stock price of our Common Stock, the expected volatilities for the relative TSR comparator group, the expected volatilities for the Company’s stock price, correlation coefficients, the expected risk-free rate of return and the expected dividend yield of the Company and the comparator group. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the relative TSR feature. The grant date fair value of the other PSUs and RSUs are calculated as the closing price of our Common Stock as quoted on Nasdaq on the grant date multiplied by the number of shares subject to the award. Each of ROIC, Adjusted EBITDA, Adjusted EBITDA Margin Rate, RRG and Revenue Growth are considered a performance condition and the grant-date fair value for ROIC PSUs, Adjusted EBITDA PSUs, Adjusted EBITDA Margin Rate, RRG and Revenue Growth PSUs correspond with management's expectation of the probable outcome of the performance condition as of the grant date. The Adjusted EBITDA Margin Rate PSUs, the RRG PSUs and the Revenue Growth PSUs granted in 2024 and 2025 are also subject to a relative TSR modifier that can adjust the total payout of PSUs by -25% if performance does not reach threshold or +25% if performance exceeds maximum. Therefore, the grant date fair value of the Adjusted EBITDA Margin Rate PSUs and RRG PSUs for 2024 were further impacted by the fair value of the relative TSR modifier.

The total recognized and unrecognized stock based compensation expense is as follows:

Stock Based Compensation Expense	2025	2024	2023	Unrecognized Stock Based Compensation Expense at December 31, 2025	Remaining Weighted Average Vesting Period
RSUs	$7,420	$6,871	$6,216	$12,891	1.92
PSUs	3,776	2,454	4,661	8,979	1.94
Restricted Stock	1,104	1,115	878	379	0.35
SARs	—	(8)	(128)	—	—
Total stock based compensation	$12,300	$10,432	$11,627	$22,249	1.90

The related deferred tax benefit for the years ended December 31, 2025, 2024 and 2023 was $1,614, $1,485, and $1,794, respectively. If Gentherm were to realize expired stock based payment arrangements, they would be reported as a forfeit in the activity roll forward tables below.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

RSUs

The following table summarizes RSU activity during the years ended December 31, 2025, 2024 and 2023:

Unvested Restricted Stock Units	Time Vesting Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	201,578	$64.27
Granted	136,964	58.68
Vested	(82,695)	59.43
Forfeited	(23,986)	59.47
Outstanding at December 31, 2023	231,861	$63.19
Granted	184,959	54.20
Vested	(129,477)	64.55
Forfeited	(84,682)	57.71
Outstanding at December 31, 2024	202,661	$56.35
Granted	428,265	31.82
Vested	(87,155)	57.85
Forfeited	(16,467)	43.41
Outstanding at December 31, 2025	527,304	$36.58

The total intrinsic value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $5,042, $8,358 and $4,915, respectively.

PSUs

The following table summarizes PSU activity during the years ended December 31, 2025, 2024 and 2023:

Unvested Performance Stock Units	Performance Stock Unit Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	320,449	$62.90
Granted	153,121	65.90
Performance Adjustment	(59,928)	33.90
Vested	(59,928)	49.25
Forfeited	(28,737)	65.97
Outstanding at December 31, 2023	324,977	$74.10
Granted	235,388	60.68
Performance Adjustment	(52,856)	79.49
Vested	(27,850)	92.44
Forfeited	(199,818)	61.35
Outstanding at December 31, 2024	279,841	$63.30
Granted	302,762	31.34
Performance Adjustment	(49,103)	79.46
Vested	(25,303)	72.44
Forfeited	(14,399)	48.47
Outstanding at December 31, 2025	493,798	$43.80

The total intrinsic value of PSUs vested during the years ended December 31, 2025, 2024 and 2023 was $1,833, $2,574 and $2,951, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2025, 2024 and 2023:

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	13,600	$73.54
Granted	17,923	56.96
Vested	(11,900)	73.54
Forfeited	(1,700)	73.54
Outstanding at December 31, 2023	17,923	$56.96
Granted	21,296	50.72
Vested	(17,923)	56.96
Outstanding at December 31, 2024	21,296	$50.72
Granted	40,600	26.60
Vested	(21,296)	50.72
Outstanding at December 31, 2025	40,600	$26.60

The compensation cost associated with restricted stock is estimated on the date of grant using quoted market prices (Level 1 input). The total fair value of restricted stock vested in 2025, 2024 and 2023 was $1,080, $1,021 and $875, respectively.

SARs

The following table summarizes SARs activity during the years ended December 31, 2025, 2024 and 2023:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	14,750	$38.05	1.15	$402
Exercised	(12,500)	38.05
Outstanding at December 31, 2023	2,250	$38.05	0.15	$32
Exercised	(2,250)	38.05
Outstanding at December 31, 2024	—	$—	—	$—
Outstanding at December 31, 2025	—	$—	—	$—
Exercisable at December 31, 2025	—	$—	—	$—

The total intrinsic value of SARs exercised during the years ended December 31, 2025, 2024 and 2023 was $0, $25, and $242, respectively.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2025, 2024 and 2023:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	162,634	$36.41	2.68	$8,212
Exercised	(6,450)	40.79
Forfeited	(16,500)	$41.59
Outstanding at December 31, 2023	139,684	$35.59	0.90	$2,342
Exercised	(139,684)	35.59
Outstanding at December 31, 2024	—	$—	—	$—
Outstanding at December 31, 2025	—	$—	—	$—
Exercisable at December 31, 2025	—	$—	—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $0, $2,071 and $201, respectively.

Note 18 — Income Taxes

The income tax provisions were calculated based upon the following components of earnings before income tax for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
(Loss) earnings before income tax:
Domestic	$(104,058)	$(54,073)	$(37,222)
Foreign	139,893	156,338	92,176
Earnings before income tax	$35,835	$102,265	$54,954

The components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
Federal	$1,306	$(1,181)	$3,510
State and local	(18)	679	414
Foreign	38,598	27,240	23,759
Total current income tax expense	39,886	26,738	27,683
Deferred income tax (benefit) expense:
Federal	(10,155)	(7,944)	(7,495)
State and local	2	66	444
Foreign	(12,183)	18,458	(6,021)
Total deferred income tax (benefit) expense	(22,336)	10,580	(13,072)
Total income tax expense	$17,550	$37,318	$14,611

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2025. In addition, deferred U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or global intangible low-taxed income provision, or they will be offset with a 100% dividend received deduction.

To the extent dividends are paid within foreign tiered subsidiaries, withholding and income taxes may be incurred upon repatriation through the chain. Taxes of $6,963 have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Germany, Korea, Ukraine, North Macedonia, Czech Republic and Malta. As of December 31, 2025, taxes have not been provided on $115,705 of undistributed earnings in various subsidiaries as those earnings have been indefinitely invested. If, in the future, these earnings were to be repatriated to foreign affiliates, additional tax provisions would be required. It is not practicable to determine the unrecognized deferred tax liability on these undistributed earnings. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$25,967	$35,966
Intangible assets	8,711	10,893
Research and development credits	5,920	5,475
Property and equipment	4,779	4,132
Valuation reserves and accrued liabilities	13,872	8,446
Capitalized research and development costs	26,548	28,318
Stock compensation	2,258	2,039
Defined benefit obligation	2,241	1,514
Inventory	1,198	717
Other credits	5,609	—
Unrealized foreign currency exchange losses	6,467	—
Other	14,921	8,707
Total deferred tax asset	118,491	106,207
Valuation allowance	(11,366)	(25,272)
Deferred tax liabilities:
Unrealized foreign currency exchange gains	$(309)	$(1,092)
Undistributed profits of subsidiary	(10,287)	(5,016)
Property and equipment	(6,820)	(10,524)
Intangible assets	(9,322)	(8,720)
Other	(6,663)	(1,383)
Total deferred tax liability	(33,401)	(26,735)
Net deferred tax asset	$73,724	$54,200

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A reconciliation between the statutory Federal income tax rate and the effective rate of income tax expense for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025	Percent of Pre-tax Income
Pre-tax book income	$35,835
U.S. Federal statutory rate	7,525	21.0%
State and local income taxes (net of Federal benefit)[a]	(52)	(0.2)%
Foreign tax effects
China
Statutory tax rate difference between China and United States	2,072	5.8%
Tax rate holiday	(1,747)	(4.9)%
R&D super deduction	(2,074)	(5.8)%
Withholding taxes	1,650	4.6%
Other	343	1.0%
Germany
Statutory tax rate difference between Germany and United States	794	2.2%
Local Income Taxes	(1,703)	(4.8)%
Provision to Return	(1,304)	(3.6)%
Tax on Intercompany Distributions	1,891	5.3%
Other	243	0.7%
Hungary
Statutory tax rate difference between Hungary and United States	(9,434)	(26.3)%
Qualified Domestic Minimum Top-up Tax (QDMTT)	3,319	9.3%
Local Business Tax & Local Innovation Tax	2,244	6.3%
Other	(12)	0.0%
Korea
Withholding taxes	1,952	5.4%
Other	(290)	(0.8)%
Other foreign jurisdictions	700	2.0%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	6,998	19.5%
Subpart F Income	(401)	(1.1)%
Foreign Currency Gain	969	2.7%
Tax credits - R&D	(1,430)	(4.0)%
Changes in valuation allowances	830	2.3%
Non-taxable / non-deductible items
Stock Options / Executive Compensation	2,505	7.0%
Transaction Costs	1,257	3.5%
Changes in unrecognized tax benefits	178	0.5%
Other adjustments	527	1.4%
Effective tax rate	$17,550	49.0%

(a)
State taxes in Texas for 2025 made up the majority (greater than 50%) of the tax effect in this category.

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Reconciliations between the statutory Federal income tax rate and the effective rate of income tax expense for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Statutory Federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance	(9.0)%	(3.1)%
Effect of different tax rates of foreign jurisdictions	(0.7)%	0.9%
Tax credits & deductions related to R&D	(3.7)%	(8.5)%
Goodwill impairment	—	4.1%
Non-deductible expenses	15.7%	6.8%
Other foreign, state and local taxes	2.1%	3.5%
Tax impact of foreign income	7.5%	3.6%
Stock option compensation	1.0%	—
Audit settlements and statute expirations	11.0%	—
Incentive tax rates in foreign jurisdictions	(5.5)%	(1.9)%
Other	(2.9)%	0.2%
Effective rate	36.5%	26.6%

The Company has Net Operating Loss (“NOL”) carryforwards as follows:

Jurisdiction	Amount as of December 31, 2025	Years of Expiration
U.S. state income tax	$43,305	2026-2044
Foreign	$183,419	Never

As of December 31, 2025, the Company has consolidated deferred tax assets of $118,491 with a valuation allowance of $11,366 principally related to tax net operating losses, credit carryforwards and other deferred tax assets on certain U.S. state income tax attributes. The Company has considered historical pre-tax income or loss and the four sources of income in determining the need for a valuation allowance when the realization of its deferred tax assets are not more likely than not. The four sources of income considered are 1) taxable income in prior carryback years where carryback is allowable, 2) future reversals of existing temporary differences, 3) consideration of reasonable and prudent tax planning strategies, and 4) forecasts of future taxable income, exclusive of reversing temporary differences and carryforwards. In the cases where a valuation allowance has been recorded, the evidence described above did not result in a conclusion that the deferred tax assets are more likely than not.

The Company has NOL carryforwards in various states associated with the benefits of the state dividends received reduction and foreign royalty exclusion. The state NOL carryforwards generally expire at various dates from 2026 to 2044. We have concluded that there is not sufficient evidence these NOL carryforwards will be utilized, and thus have not recognized the benefit of these NOL carryforwards as of December 31, 2025.

At December 31, 2025, certain non-U.S. subsidiaries had gross NOL carryforwards totaling $183,419 which have no expiration date. The Company has no valuation allowance recorded against deferred tax assets of $21,442 of the total non-U.S. subsidiaries’ net operating loss carryforwards as of December 31, 2025.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2025, the Company was no longer subject to U.S. Federal examinations by tax authorities for tax years before 2021 and was no longer subject to foreign examinations by tax authorities for tax years before 2015.

The Company currently benefits from incentive tax rates in various non-U.S. jurisdictions with expiration dates from 2026 – 2028. Certain of the Company’s Chinese subsidiaries benefit from a reduced corporate income tax rate in 2025 as a result of their

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

High and New Technology Enterprises status. For the years ended December 31, 2025, 2024 and 2023, income in foreign jurisdictions with such holidays was $17,380, $50,372, and $8,185, respectively.

At December 31, 2025, 2024 and 2023, the Company had total unrecognized tax benefits of $7,720, $8,266 and $5,486, respectively, all of which, if recognized, would affect the effective income tax rates. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$8,266	$5,486	$6,185
Additions based on tax position related to current year	797	78	87
Additions based on tax position related to prior year	40	4,587	347
Reductions from settlements and statute of limitation expiration	(2,132)	(1,636)	(1,266)
Effect of foreign currency translation	749	(249)	133
Balance at end of year	$7,720	$8,266	$5,486

The Company classifies income tax-related penalties and net interest as income tax expense. In the years ended December 31, 2025, 2024 and 2023, income tax related interest and penalties were not material. It is reasonably possible that audit settlements, the conclusions of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits.

Year ended December 31, 2025
Cash paid (received) for income taxes, net of refunds
Federal	$687
State and local
Other state and local jurisdictions	(110)
Foreign
Canada	(2,003)
China	11,903
Germany	3,337
Hungary	7,676
Korea	3,606
Malta	4,997
Mexico	3,296
Other foreign jurisdictions	3,820
Total Foreign	36,632
Total cash paid for income taxes, net of refunds	$37,209

Cash paid for income taxes, net of refunds, for the periods ended December 31, 2024 and 2023 were $20,837 and $23,273, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA has not materially impacted the Company's effective tax rate.

In addition, on July 19, 2025, the Act for an Immediate Tax Investment Programme to Strengthen Germany's Business Location (“German Tax Package”) was enacted in Germany. The German Tax Package includes significant provisions, including a gradual reduction in the corporate tax rate from 15% in 2027 to 10% by 2032, in 1% increments beginning in 2028, enhanced depreciation

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

provisions and expanded relief for research and development expenses. The German Tax Package has not materially impacted the Company’s effective tax rate.

Note 19 — Segment Reporting

The Company is organized under two reportable segments: Automotive and Medical.

The Automotive reporting segment is comprised of our global automotive businesses, including the design, development, manufacturing and sales of Automotive Climate and Comfort Solutions (including Climate Control Seats, Climate Control Interiors, Lumbar and Massage Comfort Solutions and Climate and Comfort Electronics), Valve Systems and other automotive products.

The Medical reporting segment is comprised of our patient temperature management business in the medical industry. Patient temperature management includes temperature management systems across multiple product categories addressing the needs of hyper-hypothermia therapy in intensive care, normothermia in surgical procedures and additional warming/cooling therapies utilized in acute and chronic care departments and non-hospital facilities.

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

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The table below presents segment information about the reported product revenues, operating income (loss), and significant segment expenses of the Company for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Product Revenues	2025	2024	2023
Automotive	$1,448,826	$1,406,278	$1,422,952
Medical	49,776	49,846	46,124
Total	1,498,602	1,456,124	1,469,076

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	1,110,222	1,058,989	1,090,941
Net research and development expenses	73,694	68,787	70,778
Selling, general and administrative expenses	67,040	65,924	72,090
Restructuring expenses, net	12,279	12,238	3,187
Loss on sale of land and building, net	2,196	—	—
Automotive operating income	183,395	200,340	185,956

Medical
Cost of sales	26,204	25,868	24,619
Other operating expenses	23,114	21,836	24,230
Impairment of intangible assets and property and equipment	—	2,501	19,509
Medical operating income (loss)	458	(359)	(22,234)

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	(101,153)	(92,966)	(86,283)
Total consolidated operating income	$82,700	$107,015	$77,439

Other Segment Disclosures
Depreciation and Amortization
Automotive	$47,701	$47,752	$45,845
Medical	3,403	3,542	3,654
Corporate	2,275	1,681	1,449
Total	$53,379	$52,975	$50,948

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Automotive and Medical segment product revenues by product category for each of the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024 (a)	2023 (a)
Climate Control Seats	$793,314	$771,310	$797,588
Lumbar and Massage Comfort Solutions	212,182	178,584	144,923
Climate Control Interiors	197,901	186,972	177,976
Climate and Comfort Electronics	29,664	17,363	12,860
Automotive Climate and Comfort Solutions	1,233,061	1,154,229	1,133,347
Valve Systems	96,877	105,056	106,262
Other Automotive	118,888	146,993	183,343
Subtotal Automotive segment	1,448,826	1,406,278	1,422,952
Medical segment	49,776	49,846	46,124
Total Company	$1,498,602	$1,456,124	$1,469,076
(a)
Product categories have been modified, and prior-period amounts have been recast to conform with the current period presentation. Climate Control Seats (CCS) includes CCS Heat (previously Seat Heaters), CCS Vent/CCS Active (previously CCS) and CCS Neck Conditioners (previously included in Other Automotive). Climate Control Interiors (CCI) includes CCI Steering Wheel Heat and CCI Interior Heat (previously included in Other Automotive). Other Automotive includes Automotive Cables, Battery Performance Solutions, non-automotive electronics and contract manufacturing electronics (previously classified as Electronics).

Revenue (based on shipment destination) by geographic area for each of the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$513,288	$504,444	$537,096
China	239,563	224,221	221,512
Germany	113,860	105,927	102,383
Czech Republic	89,648	78,785	69,714
South Korea	89,131	104,120	115,854
Mexico	67,008	43,327	45,733
Slovakia	55,493	55,085	44,946
Romania	54,304	52,616	53,982
Japan	47,601	53,730	60,879
United Kingdom	33,437	41,098	34,765
Other	195,269	192,771	182,212
Total Non-U.S.	985,314	951,680	931,980
Total Company	$1,498,602	$1,456,124	$1,469,076

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Property and equipment, net, for each of the geographic areas in which the Company operates as of December 31, 2025 and 2024 is as follows:

	December 31,
Property and equipment, net	2025	2024
Germany	$50,761	$42,457
Mexico	50,506	47,814
China	47,414	44,767
United States	40,361	42,928
North Macedonia	29,375	25,374
Vietnam	19,110	20,920
Czech Republic	10,513	9,440
Hungary	8,617	7,994
Ukraine	5,467	5,174
Other	8,490	6,102
Total	$270,614	$252,970

Note 20 — Subsequent Event

On January 29, 2026, the Company entered into definitive agreements with Modine, Platinum SpinCo Inc., a Delaware corporation and wholly owned subsidiary of Modine (“SpinCo”), and Platinum Gold Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), with respect to a Reverse Morris Trust transaction, and pursuant to and subject to the terms and conditions of such definitive agreements, (i) Modine will transfer (or cause to be transferred) and SpinCo will accept and assume (or cause to be accepted and assumed) all of the rights, titles and interests to and under certain assets and liabilities relating to Performance Technologies, (ii) Modine will distribute to its shareholders all of the issued and outstanding shares of common stock, $0.01 par value per share, of SpinCo (“SpinCo Common Stock”) held by Modine by way of a pro rata distribution (the “Spin-Off” and the disposition by Modine of 100% of the SpinCo Common Stock by way of the Spin-Off, the “Distribution”) and (iii) following the Distribution, Merger Sub will be merged with and into SpinCo, with SpinCo as the surviving entity (the “Merger”) and all SpinCo Common Stock will be converted into the right to receive shares of Common Stock, as calculated and subject to adjustment as set forth in the Merger Agreement (as defined below) (collectively, the “Modine Transaction”). The transaction was unanimously approved by the Boards of Directors of both Modine and the Company.

Upon completion of the Merger, SpinCo will become a wholly owned subsidiary of the Company. In addition, shareholders of the Company immediately prior to the Merger will own approximately 60.0% and former SpinCo shareholders as of the Distribution will own approximately 40.0% of the outstanding shares of Common Stock on a fully diluted basis.

The definitive agreements entered into in connection with the Modine Transaction include (i) an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 29, 2026, by and among Modine, the Company, SpinCo and Merger Sub, including the forms of specified ancillary agreements to be entered into as of closing, and (ii) a Separation Agreement, dated as of January 29, 2026, by and among Modine, the Company and SpinCo.

Prior to and as a condition of, the Distribution, SpinCo will make a cash payment to Modine of $210 million (the “SpinCo Cash Distribution”), subject to adjustment for cash, working capital and indebtedness of SpinCo and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine shareholders for U.S. federal income tax purposes.

On January 29, 2026, SpinCo and the Company executed a 364-day bridge loan facility commitment letter with a financial institution, pursuant to which such financial institution committed to provide $790 million in aggregate (collectively, the “Bridge Facilities”) to SpinCo and the Company. The commitment letter provides funding for the SpinCo Cash Distribution. The commitment

GENTHERM INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

letter also provides funding to the Company to backstop capacity under the Revolving Credit Facility while the Company seeks lender consent for the Modine Transaction, to pay a special dividend to the Company’s shareholders, if necessary to support the intended tax-free treatment of the Distribution to Modine shareholders, and to pay fees and expenses of the Modine Transaction. The Bridge Facility is expected to be replaced with permanent financing. If the Modine Transaction is consummated, any indebtedness incurred by SpinCo under the Bridge Facility or the permanent financing will become indebtedness of a wholly owned subsidiary of the Company.

The Modine Transaction is expected to close in the fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, completion of financing for SpinCo, a customary IRS tax ruling, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

GENTHERM INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Activity	Deductions from Reserves	Balance at End of Period
Allowance for Deferred Income Tax Assets
Year Ended December 31, 2023	$36,671	$(1,746)	$963	$—	$35,888
Year Ended December 31, 2024	35,888	(12,004)	1,388	—	25,272
Year Ended December 31, 2025	25,272	(11,946)	(1,960)	—	11,366

Reserve for Inventory
Year Ended December 31, 2023	$19,246	$6,867	$3,876	$(1,972)	$28,017
Year Ended December 31, 2024	28,017	6,437	(346)	(13,166)	20,942
Year Ended December 31, 2025	20,942	6,815	3,749	(14,312)	17,194

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTHERM INCORPORATED

By:	/S/ William Presley
William Presley
President and Chief Executive Officer

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ WILLIAM PRESLEY	Director, President and Chief	February 19, 2026
WILLIAM PRESLEY	Executive Officer (Principal Executive Officer)

/s/ JONATHAN DOUYARD	Executive Vice President, Chief	February 19, 2026
JONATHAN DOUYARD	Financial Officer and Treasurer (Principal Financial Officer)

/s/ NICHOLAS BREISACHER	Vice President, Chief Accounting Officer	February 19, 2026
NICHOLAS BREISACHER	(Principal Accounting Officer)

*	Director, Chairman of the Board	February 19, 2026
RONALD HUNDZINSKI

*	Director	February 19, 2026
SOPHIE DESORMIÈRE

*	Director	February 19, 2026
David Heinzmann

*	Director	February 19, 2026
LAURA KOWALCHIK

*	Director	February 19, 2026
CHARLES KUMMETH

*	Director	February 19, 2026
BETSY METER

*	Director	February 19, 2026
JOHN STACEY

*	Director	February 19, 2026
KENNETH WASHINGTON

*By:	/s/ William Presley
William Presley, Attorney-in-Fact