Form 10-Q
period 2026-03-31
Gentherm Inc
filed 2026-04-23
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of April 17, 2026, there were 30,667,290 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$177,401	$160,833
Accounts receivable, net	307,072	281,083
Inventory:
Raw materials	124,555	128,314
Work in process	33,331	35,429
Finished goods	99,083	88,959
Inventory, net	256,969	252,702
Other current assets	84,759	82,332
Total current assets	826,201	776,950
Property and equipment, net	260,632	270,614
Goodwill	107,803	108,918
Other intangible assets, net	51,254	52,796
Operating lease right-of-use assets	53,057	56,524
Deferred income tax assets	93,863	93,552
Other non-current assets	37,484	37,075
Total assets	$1,430,294	$1,396,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$277,033	$260,487
Current lease liabilities	9,100	9,646
Current maturities of long-term debt	36	73
Other current liabilities	132,258	134,104
Total current liabilities	418,427	404,310
Long-term debt, less current maturities	219,000	189,000
Non-current lease liabilities	45,298	48,105
Pension benefit obligation	3,353	3,748
Other non-current liabilities	27,746	30,943
Total liabilities	$713,824	$676,106
Shareholders’ Equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,666,983 and 30,526,231 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,464	5,611
Paid-in capital	1,590	1,590
Accumulated other comprehensive loss	(9,888)	(964)
Accumulated earnings	718,304	714,086
Total shareholders’ equity	716,470	720,323
Total liabilities and shareholders’ equity	$1,430,294	$1,396,429

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Product revenues	$393,706	$353,854
Cost of sales	296,479	267,389
Gross margin	97,227	86,465
Operating expenses:
Net research and development expenses	23,946	24,216
Selling, general and administrative expenses	55,305	38,478
Restructuring expenses, net	6,691	4,514
Loss on sale of land and building, net	—	2,196
Total operating expenses	85,942	69,404
Operating income	11,285	17,061
Interest expense, net	(2,633)	(3,555)
Foreign currency loss	(1,060)	(10,298)
Other income (loss)	22	(1,124)
Earnings before income tax	7,614	2,084
Income tax expense	3,396	2,212
Net income (loss)	$4,218	$(128)
Basic earnings (loss) per share	$0.14	$(0.00)
Diluted earnings (loss) per share	$0.14	$(0.00)
Weighted average number of shares – basic	30,517	30,779
Weighted average number of shares – diluted	30,757	30,779

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,218	$(128)
Other comprehensive (loss) income:
Pension benefit obligations, net of tax	13	13
Foreign currency translation adjustments	(5,782)	25,428
Unrealized (loss) gain on cash flow hedge derivatives, net of tax	(3,155)	2,871
Other comprehensive (loss) income, net of tax	(8,924)	28,312
Comprehensive (loss) income	$(4,706)	$28,184

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$4,218	$(128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,221	12,931
Deferred income taxes	(5,110)	(2,769)
Stock based compensation	2,708	2,621
Loss on disposition of property and equipment	94	2,338
Provisions for inventory	1,241	1,427
Other non-cash items, including unrealized foreign currency loss	649	1,082
Changes in assets and liabilities:
Accounts receivable, net	(26,284)	(22,597)
Inventory	(10,322)	(6,141)
Other assets	(2,409)	(27,312)
Accounts payable	18,728	14,336
Other liabilities	(2,777)	10,868
Net cash used in operating activities	(5,043)	(13,344)
Investing Activities:
Purchases of property and equipment	(5,651)	(14,871)
Proceeds from the sale of property and equipment	1	3,743
Proceeds from deferred purchase price of factored receivables	—	744
Cost of technology investments	—	(150)
Net cash used in investing activities	(5,650)	(10,534)
Financing Activities:
Borrowings on debt	65,000	52,000
Repayments of debt	(35,036)	(10,037)
Taxes withheld and paid on employees' stock based compensation	(1,855)	(1,224)
Net cash provided by financing activities	28,109	40,739
Foreign currency effect	(848)	12,147
Net increase in cash and cash equivalents	16,568	29,008
Cash and cash equivalents at beginning of period	160,833	134,134
Cash and cash equivalents at end of period	$177,401	$163,142
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,552	$3,128
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$3,929	$3,871

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2025	30,526	$5,611	$1,590	$(964)	$714,086	$720,323
Net income	—	—	—	—	4,218	4,218
Other comprehensive loss	—	—	—	(8,924)	—	(8,924)
Stock based compensation, net	141	853	—	—	—	853
Balance at March 31, 2026	30,667	$6,464	$1,590	$(9,888)	$718,304	$716,470

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528

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

Modine Transaction

On January 29, 2026, the Company, entered into definitive agreements to combine the Performance Technologies business (“Performance Technologies”) of Modine Manufacturing Co., a Wisconsin corporation (“Modine”), with the Company (the “Modine Transaction”). The Modine Transaction is structured as a Reverse Morris Trust transaction, where a wholly owned subsidiary of Modine (“SpinCo”), owning Performance Technologies, will be spun off to Modine shareholders (the “Distribution”) and simultaneously merged with a wholly owned subsidiary of the Company (the “Merger”). The transaction was valued at approximately $1,000,000 as of the date of signing, based on specified assumptions. Shareholders of the Company immediately prior to the Merger are expected to own approximately 60.0% of the combined company and Modine shareholders are expected to own approximately 40.0% of the combined company, on a fully diluted basis, without taking into account any overlapping shareholder ownership and subject to adjustment.

Prior to and as a condition of, the Distribution, Modine will receive a cash distribution from SpinCo of $210,000, subject to adjustment for cash, working capital and indebtedness of SpinCo, and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine shareholders for U.S. federal income tax purposes.

The transaction is expected to close in the fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, completion of financing for SpinCo, a customary IRS tax ruling, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

The Merger Agreement also contains specified termination rights for the Company and Modine, including a right allowing the Company or Modine to terminate the Merger Agreement if the Merger has not been consummated on or prior to March 31, 2027 (which date may be extended to June 30, 2027 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay Modine a termination fee of $45,000 if the Merger Agreement is terminated under certain circumstances.

In connection with the Merger Agreement, the Company, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed (i) to provide bridge financing of $290,000 to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement (“Bridge Facility”) and (ii) to provide the Company a backstop of the Second Amended and Restated Credit Agreement (as defined below) (“Backstop Commitment”).

On February 24, 2026, the Company amended the Second Amended and Restated Credit Agreement to permit the Modine Transaction, which terminated the Backstop Commitment. The Bridge Facility remains available but is expected to be replaced with permanent financing.

During the three months ended March 31, 2026, the Company incurred $2,990 of fees associated with the Bridge Financing and Backstop Commitment. Such fees are recorded in Selling, general and administrative expenses.

Basis of Presentation and Significant Accounting Policies

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows of the

Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The operating results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year.

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

As of March 31, 2026 and December 31, 2025, total capitalized payments to customers were $19,524 and $18,168, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized $434 and $836 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company had no other material contract assets or contract liabilities as of March 31, 2026.

Loss on Sale of Land and Building, net

During the three months ended March 31, 2025, we completed the sale of our former headquarters building in Northville, Michigan. The sale resulted in cash proceeds of $3,740 and a loss on sale of $2,311.

Note 2 – Recently Issued Accounting Pronouncements

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

2026 Plan

In February 2026, the Company committed to a restructuring plan to realign its operating model and organizational structure to deliver on its key financial and operational priorities (“2026 Plan”). The 2026 Plan is expected to result in structural cost reductions impacting the Company’s global salaried workforce.

The Company expects to incur cash restructuring costs of between $8,500 and $9,500 for employee severance costs. The actions under the 2026 Plan are expected to be substantially completed by the end of 2026.

During the three months ended March 31, 2026, the Company recognized restructuring expense of $5,117 for employee separation costs.

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

During the three months ended March 31, 2026, the Company recognized restructuring expense of $0.

Since the inception of this program, the Company has recorded $2,190 of restructuring expenses. The actions under the 2025 Manufacturing Footprint Plan are expected to be substantially completed by the end of 2027.

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

During the three months ended March 31, 2026 and 2025, the Company recognized restructuring expense of $378 and $2,406, respectively, for employee separation costs and $567 and $40, respectively, for other costs.

Since the inception of this program, the Company has recorded $5,727 of restructuring expenses. The remaining actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2026.

2025 Asia Plan

In February 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its manufacturing capacity in Asia (“2025 Asia Plan”). As a result, the Company relocated certain manufacturing activities from its facility in Shanghai, China to its facility in Tianjin, China.

During the three months ended March 31, 2026 and 2025, the Company recognized restructuring expense of $0 and $1,459, respectively, for employee separation costs and $33 and $28, respectively, for other costs.

Since the inception of this program, the Company has recorded $3,129 of restructuring expenses. The actions under the 2025 Asia Plan are substantially complete.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three months ended March 31, 2026 and 2025, the Company recognized $33 and $521, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. During the three months ended March 31, 2026 and 2025, the Company’s Automotive segment recognized $0 and $(156), respectively, for employee separation costs and $563 and $216, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three months ended March 31, 2026 and 2025 by reporting segment:

	Three Months Ended March 31,
	2026	2025
Automotive	$6,048	$4,514
Medical	36	—
Corporate	607	—
Total	$6,691	$4,514

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring activity for all restructuring initiatives for the three months ended March 31, 2026:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2025	$6,928	$—	$6,928
Additions, charged to restructuring expenses, net	5,537	1,163	6,700
Cash payments	(991)	(1,163)	(2,154)
Change in estimate	(9)	—	(9)
Currency translation	(117)	—	(117)
Balance at March 31, 2026	$11,348	$—	$11,348

Note 4 – Details of Certain Balance Sheet Components

	March 31, 2026	December 31, 2025
Other current assets:
Billable tooling	$24,235	$23,553
Notes receivable	21,610	13,490
Income tax and other tax receivable	17,987	23,826
Prepaid expenses	10,466	9,214
Short-term derivative financial instruments	2,341	4,521
Other	8,120	7,728
Total other current assets	$84,759	$82,332
Other current liabilities:
Accrued employee liabilities	$33,873	$49,924
Income tax and other taxes payable	30,093	31,172
Liabilities from discounts and rebates	24,134	22,391
Restructuring	11,348	6,928
Accrued warranty	9,057	7,805
Short-term derivative financial instruments	2,626	775
Other	21,127	15,109
Total other current liabilities	$132,258	$134,104

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2026 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2025	$81,031	$27,887	$108,918
Currency translation	(1,242)	127	(1,115)
Balance as of March 31, 2026	$79,789	$28,014	$107,803

The accumulated impairment losses of goodwill for Automotive and Medical were $0 and $19,509, respectively, as of March 31, 2026.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of March 31, 2026 and December 31, 2025 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$120,208	$(81,535)	$(6,185)	$32,488
Technology	47,833	(36,270)	(27)	11,536
Product development costs	19,529	(19,364)	(71)	94
Software development	1,007	(453)	—	554
Indefinite-lived:
Trade names	7,112	—	(530)	6,582
Balance as of March 31, 2026	$195,689	$(137,622)	$(6,813)	$51,254

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$121,316	$(81,785)	$(6,185)	$33,346
Technology	48,478	(36,238)	(27)	12,213
Product development costs	19,943	(19,774)	(71)	98
Software development	1,007	(403)	—	604
Indefinite-lived:
Trade names	7,065	—	(530)	6,535
Balance as of December 31, 2025	$197,809	$(138,200)	$(6,813)	$52,796

Note 6 – Debt

The following table summarizes the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.80%	$219,000	4.95%	$189,000
Finance leases	3.35%	$36	3.34%	$73
Total debt		219,036		189,073
Less: current maturities		(36)		(73)
Long-term debt, less current maturities		$219,000		$189,000

Credit Agreement

On June 10, 2022, the Company entered into a Second Amended and Restated Credit Agreement (as amended by the First Amendment described below, the “Second Amended and Restated Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”). The amendment, among other things, extended the maturity date to June 10, 2027.

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

On February 24, 2026, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amends the Second Amended and Restated Credit Agreement to i) permit the Modine Transaction, ii) permit the incurrence, issuance or assumption of up to $400,000 of additional term indebtedness in connection with the Modine Transaction, iii) release and/or remove certain borrower and guarantor entities that no longer exist or will be liquidated and iv) remove the credit spread adjustments related to the Secured Overnight Financing Rate (“SOFR”) and Sterling Overnight Index Average rates.

As of March 31, 2026, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement.

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

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $278,120 remained available for additional borrowings as of March 31, 2026.

The Company had $2,880 and $3,574 of outstanding letters of credit issued as of March 31, 2026 and December 31, 2025, respectively.

The scheduled principal maturities of our debt as of March 31, 2026 were as follows:

	Revolving Credit Facility	Other Debt	Total
2026	$—	$36	$36
2027	219,000	—	219,000
Total	$219,000	$36	$219,036

Note 7 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of March 31, 2026 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$7,805	$3,507
Warranty claims paid	(2,847)	(1,511)
Warranty expense for products shipped during the current period	3,054	1,762
Adjustments to warranty estimates from prior periods	1,084	(81)
Adjustments due to currency translation	(39)	43
Balance at the end of the period	$9,057	$3,720

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

Under this program, the Company and supplier initially agree on the contractual payment terms for the goods to be procured for the Company in the ordinary course. A supplier’s participation in this program is voluntary and does not impact its contractual payment terms with the Company, including the payment amount and timing of when payments are due. A participating supplier has the sole discretion to determine whether to discount one or more invoices, if any, to the Service Provider in exchange for payment by the Service Provider on an earlier date than provided for in the contract with the Company. Amounts due to participating suppliers are included in accounts payable in the consolidated condensed balance sheets until the Company makes payment to the Service Provider, even though the payment of such amount will be made to the supplier at an earlier date by the Service Provider. As of March 31, 2026, the Company had supplier obligations that had been confirmed under these arrangements of $22,475. Payments of the Company’s obligations to the Service Provider are reported as operating cash flows in the consolidated condensed statements of cash flows.

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings (loss) per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. There were no potential shares with an anti-dilutive impact during the three months ended March 31, 2026. In computing the diluted earnings (loss) per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings (loss) per share and the weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,218	$(128)

Basic weighted average shares of Common Stock outstanding	30,516,801	30,778,752
Dilutive effect of restricted stock, restricted stock units and performance stock units	240,400	—
Diluted weighted average shares of Common Stock outstanding	30,757,201	30,778,752

Basic earnings (loss) per share	$0.14	$(0.00)
Diluted earnings (loss) per share	$0.14	$(0.00)

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated condensed balance sheet as of March 31, 2026 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$68,105	Other current assets	$2,341	Other current liabilities	$2,454	$(113)
Interest rate contracts	Level 2	$100,000	Other current assets	$—	Other current liabilities	$172	$(172)

Information related to the recurring fair value measurement of derivative instruments in the consolidated condensed balance sheet as of December 31, 2025 is as follows:

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive (loss) income is as follows:

		Three Months Ended March 31,
	Location (Income/(Loss))	2026	2025
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales	$3,052	$(1,047)
	Other comprehensive (loss) income	(4,634)	3,627
Total foreign currency derivatives		$(1,582)	$2,580

Interest rate contracts	Interest expense, net	$(7)	$—
	Other comprehensive (loss) income	603	—
Total interest rate derivatives		$596	$—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$—	$(302)
Total interest rate derivatives		$—	$(302)

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2026 and 2025.

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

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivatives instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at March 31, 2026 and December 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the three months ended March 31, 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions (Level 2), which was recorded in other income (loss). As of March 31, 2026, and December 31, 2025, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of March 31, 2026, and December 31, 2025, the carrying values of the indebtedness under the Company’s Second Amended and Restated Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6, “Debt”).

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares. As of March 31, 2026, the 2024 Stock Repurchase Program had $110,103 of share repurchase authorization remaining.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2025	$(1,721)	$(2,114)	$2,871		$(964)
Other comprehensive loss before reclassifications	—	(5,782)	(986)		(6,768)
Income tax effect of other comprehensive loss before reclassifications	—	—	212		212
Amounts reclassified from accumulated other comprehensive loss into net income	18	—	(3,045)	[a]	(3,027)
Income taxes reclassified into net income	(5)	—	664		659
Net current period other comprehensive income (loss)	13	(5,782)	(3,155)		(8,924)
Balance at March 31, 2026	$(1,708)	$(7,896)	$(284)		$(9,888)
(a)
The amounts reclassified from accumulated other comprehensive loss of $(3,052) and $7 are included in cost of sales and interest expense, net, respectively, in the consolidated condensed statements of income (loss). Refer to Note 10 “Financial Instruments,” for additional information.

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
(a)
The amounts reclassified from accumulated other comprehensive loss were included in cost of sales in the consolidated condensed statements of income (loss). Refer to Note 10 “Financial Instruments,” for additional information.

The Company expects that substantially all of the existing gains and losses related to cash flow derivatives reported in accumulated other comprehensive loss as of March 31, 2026 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income (loss).

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2026 and 2025, is shown below:

	Three Months Ended March 31,
	2026	2025
Income tax expense	$3,396	$2,212
Earnings before income tax	$7,614	$2,084
Effective tax rate	44.6%	106.1%

Total cash paid for income taxes, net of refunds	$10,667	$5,152

Income tax expense was $3,396 for the three months ended March 31, 2026 on earnings before income tax of $7,614, representing an effective tax rate of 44.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, unfavorable tax effects of the vesting of stock based compensation awards and the unfavorable impact of global intangible low-tax income.

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

The table below presents segment information about the reported product revenues, significant segment expenses, operating income and depreciation and amortization of the Company for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Product Revenues
Automotive	$382,166	$341,874
Medical	11,540	11,980
Total	393,706	353,854

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	290,380	260,227
Net research and development expenses	20,881	19,384
Selling, general and administrative expenses	17,551	15,719
Restructuring expenses, net	6,048	4,514
Loss on sale of land and building, net	—	2,196
Automotive operating income	47,306	39,834

Medical
Cost of sales	6,099	6,276
Other operating expenses	6,185	5,309
Medical operating (loss) income	(744)	395

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	35,277	23,168
Total consolidated operating income	$11,285	$17,061

Other Segment Disclosures
Depreciation and Amortization
Automotive	$12,196	$11,602
Medical	856	855
Corporate	1,169	474
Total	$14,221	$12,931

Automotive and Medical segment product revenues by product category for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Climate Control Seats	$206,588	$191,153
Lumbar and Massage Comfort Solutions	62,261	45,313
Climate Control Interiors	50,764	45,341
Climate and Comfort Electronics	9,160	7,715
Automotive Climate and Comfort Solutions	328,773	289,522
Valve Systems	26,573	23,173
Other Automotive	26,820	29,179
Subtotal Automotive segment	382,166	341,874
Medical segment	11,540	11,980
Total Company	$393,706	$353,854

Revenue (based on shipment destination) by geographic area for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
United States	$133,275	$124,926
China	68,437	48,935
Germany	33,625	26,557
Czech Republic	22,010	20,984
South Korea	21,009	23,784
Mexico	18,128	15,672
Slovakia	14,709	13,722
Japan	11,883	12,099
United Kingdom	10,245	9,376
Netherlands	5,791	7,445
Other	54,594	50,354
Total Non-U.S.	260,431	228,928
Total Company	$393,706	$353,854

Property and equipment, net, for each of the geographic areas in which the Company operates as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Property and equipment, net
Mexico	$49,691	$50,506
Germany	47,226	50,761
China	45,518	47,414
United States	38,633	40,361
North Macedonia	26,753	29,375
Vietnam	18,873	19,110
Czech Republic	9,743	10,513
Hungary	8,804	8,617
Ukraine	5,217	5,467
Morocco	4,799	4,436
Other	5,375	4,054
Total	$260,632	$270,614

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions, the components of and our execution of our strategic plan, product and technology development and manufacturing footprint optimization restructuring plans; our operating performance; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation and other regulatory matters; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; our ability to finance sufficient working capital; and significant matters related to the Modine Transaction, including the expected closing timing and structure thereof, the ability of the parties to complete such transaction and planned actions to satisfy the closing conditions, the expected benefits thereof, the tax consequences thereof, the terms and scope of the expected financing in connection with such transaction, and the combined company’s plans, objectives, expectations and intentions, including integration activities. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Report are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, third-party information and projections from sources that management believes to be reputable, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.

In addition, with reasonable frequency, we have entered into business combinations, acquisitions, divestitures, strategic investments and other significant transactions. Except as specifically noted for the Modine Transaction, such forward-looking statements do not include the potential impact of any such transactions that may be completed after the date hereof, each of which may present material risks to the Company’s future business and financial results. Except as required by law, we expressly disclaim any obligation or undertaking to update any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Modine Transaction

On January 29, 2026, the Company, entered into definitive agreements to combine the Performance Technologies business (“Performance Technologies”) of Modine Manufacturing Company, a Wisconsin corporation (“Modine”), with Gentherm (the “Modine Transaction”). The Modine Transaction is structured as a Reverse Morris Trust transaction, where a wholly owned subsidiary of Modine (“SpinCo”), owning Performance Technologies, will be spun off to Modine shareholders (the “Distribution”) and simultaneously merged with a wholly owned subsidiary of the Company (the “Merger”). The transaction was valued at approximately $1,000.0 million as of the date of signing, based on specified assumptions. Shareholders of the Company immediately prior to the Merger are expected to own approximately 60.0% of the combined company and Modine shareholders are expected to own approximately 40.0% of the combined company, on a fully diluted basis, without taking into account any overlapping shareholder ownership and subject to adjustment.

Prior to and as a condition of, the Distribution, Modine will receive a cash distribution from SpinCo of $210.0 million subject to adjustment for cash, working capital and indebtedness of SpinCo, and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine shareholders for U.S. federal income tax purposes.

The transaction is expected to close in the fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, completion of financing for SpinCo, a customary IRS tax ruling, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

The Merger Agreement also contains specified termination rights for the Company and Modine, including a right allowing the Company or Modine to terminate the Merger Agreement if the Merger has not been consummated on or prior to March 31, 2027 (which date may be extended to June 30, 2027 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay Modine a termination fee of $45.0 million if the Merger Agreement is terminated under certain circumstances.

In connection with the Merger Agreement, the Company, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed (i) to provide bridge financing of $290.0 million to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement (“Bridge Facility”) and (ii) to the Company a backstop of the Second Amended and Restated Credit Agreement (as defined below) (“Backstop Commitment”).

On February 24, 2026, the Company amended the Second Amended and Restated Credit Agreement to permit the Modine Transaction, which terminated the Backstop Commitment. The Bridge Facility remains available but is expected to be replaced with permanent financing.

During the three months ended March 31, 2026, the Company incurred $3.0 million of fees associated with the Bridge Financing and Backstop Commitment. Such fees are recorded in Selling, general and administrative expenses.

Recent Trends

Tariffs and Global Trade Environment

Since March 2025, the U.S. government has periodically announced additional significant tariffs on various goods imported to the U.S. and other countries have periodically announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. There has been significant uncertainty resulting from the implementation, termination and/or conditional pause of these additional tariffs. In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time we cannot reasonably estimate the total financial impact of this ruling. Further, it is reasonably possible that new or additional tariffs will be periodically announced in the future given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of manufacturing by regions for the regions limit the global impact of certain trade restrictions and tariffs. Further, the majority of our supply components are not currently subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

For the three months ended March 31, 2026, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows.

Global Conditions

The global automotive light vehicle industry is impacted by a number of factors, including global and regional economic conditions. At times in recent years, the global economy has experienced significant volatility, inflationary pressures and supply chain disruptions, which have a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages, work stoppages, and increased prices of inputs to our products. Rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible, and commercial negotiations with our customers. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. There have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East and heightened tensions in the Red Sea and in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. Further, it is reasonably possible that certain political pressures, such as changes to international trade agreements, increases in tariffs, import quotas or other trade restrictions or actions, including export controls and other retaliatory responses to such actions, could continue to affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. See “—Tariffs and Global Trade Environment” above for further information on the impact of tariffs and the global trade environment. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (April 2026 release), global light vehicle production in the three months ended March 31, 2026, in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three months ended March 31, 2025, are shown below (in millions of units):

	Three Months Ended March 31,
	2026	2025	% Change
North America	3.7	3.8	(2.0)%
Europe	4.3	4.4	(0.9)%
Greater China	6.5	7.2	(9.7)%
Japan / South Korea	3.1	3.0	2.2%
Total light vehicle production volume in key markets	17.6	18.4	(4.1)%

The S&P Global Mobility (April 2026 release) forecasted light vehicle production volume in the Company’s key markets for full year 2026 to decrease to 75.9 million units, a 2.1% decrease from full year 2025 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the first quarter of 2026, we secured automotive new business awards totaling $395 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of March 31, 2026, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the first quarter of 2026 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares. The 2024 Stock Repurchase Program had $110.1 million of repurchase authorization remaining as of March 31, 2026.

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

Consolidated Results of Operations

The results of operations for the three months ended March 31, 2026 and 2025, in thousands, were as follows:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Product revenues	$393,706	$353,854	$39,852
Cost of sales	296,479	267,389	(29,090)
Gross margin	97,227	86,465	10,762
Operating expenses:
Net research and development expenses	23,946	24,216	270
Selling, general and administrative expenses	55,305	38,478	(16,827)
Restructuring expenses, net	6,691	4,514	(2,177)
Loss on sale of land and building, net	—	2,196	2,196
Total operating expenses	85,942	69,404	(16,538)
Operating income	11,285	17,061	(5,776)
Interest expense, net	(2,633)	(3,555)	922
Foreign currency loss	(1,060)	(10,298)	9,238
Other income (loss)	22	(1,124)	1,146
Earnings before income tax	7,614	2,084	5,530
Income tax expense	3,396	2,212	(1,184)
Net income (loss)	$4,218	$(128)	$4,346

Product revenues by product category, in thousands, for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Climate Control Seats	$206,588	$191,153	$15,435	8.1%
Lumbar and Massage Comfort Solutions	62,261	45,313	16,948	37.4%
Climate Control Interiors	50,764	45,341	5,423	12.0%
Climate and Comfort Electronics	9,160	7,715	1,445	18.7%
Automotive Climate and Comfort Solutions	328,773	289,522	39,251	13.6%
Valve Systems	26,573	23,173	3,400	14.7%
Other Automotive	26,820	29,179	(2,359)	(8.1)%
Subtotal Automotive segment	382,166	341,874	40,292	11.8%
Medical segment	11,540	11,980	(440)	(3.7)%
Total Company	$393,706	$353,854	$39,852	11.3%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$393,706	$353,854	$39,852	$27,280	$14,294	$(1,722)	$39,852

Product revenues for the three months ended March 31, 2026 increased 11.3% as compared to the three months ended March 31, 2025. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Korean Won.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$296,479	$267,389	$(29,090)	$(20,084)	$9,256	$(10,640)	$(7,622)	$(29,090)
Gross margin	97,227	86,465	10,762	7,196	9,256	3,654	(9,344)	10,762
Gross margin - Percentage of product revenues	24.7%	24.4%

Cost of sales for the three months ended March 31, 2026 increased 10.9% as compared to the three months ended March 31, 2025. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Euro, Mexican Peso, Czech Koruna and the Chinese Renminbi, higher quality costs and higher labor costs, partially offset by material purchasing savings and lower freight costs.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Research and development expenses	$30,436	$29,507	$(929)
Reimbursed research and development expenses	(6,490)	(5,291)	1,199
Net research and development expenses	$23,946	$24,216	$270
Percentage of product revenues	6.1%	6.8%

Net research and development expenses for the three months ended March 31, 2026 decreased 1.1% as compared to the three months ended March 31, 2025. The decrease in net research and development expenses is primarily related to higher customer reimbursements in the current year, partially offset by higher employee compensation.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Selling, general and administrative expenses	$55,305	$38,478	$(16,827)
Percentage of product revenues	14.0%	10.9%

Selling, general and administrative expenses for the three months ended March 31, 2026 increased 43.7% as compared to the three months ended March 31, 2025. Merger and acquisition expenses, primarily related to the Modine Transaction, were $14.8 million for the three months ended March 31, 2026. The remaining increase in selling, general and administrative expenses is primarily related to higher expenses for information technology and utilities and unfavorable foreign currency impacts primarily attributable to the Euro.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Restructuring expenses, net	$6,691	$4,514	$(2,177)

During the three months ended March 31, 2026, the Company recognized expenses of $5.5 million for employee separation costs and $1.2 million for other costs.

During the three months ended March 31, 2025, the Company recognized expenses of $4.2 million for employee separation costs and $0.3 million for other costs.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Loss on sale of land and building, net	$—	$2,196	$2,196

Loss on sale of land and building, net for the three months ended March 31, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan in January 2025.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Interest expense, net	$(2,633)	$(3,555)	$922

Interest expense, net for the three months ended March 31, 2026 decreased 25.9% as compared to the three months ended March 31, 2025. The decrease in interest expense, net is primarily related to a lower balance and lower interest rate on the Revolving Credit Facility.

Foreign Currency Loss

Below is a summary of our foreign currency loss, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Foreign currency loss	$(1,060)	$(10,298)	$9,238

Foreign currency loss for the three months ended March 31, 2026 included net realized foreign currency loss of $0.3 million and net unrealized foreign currency loss of $0.8 million.

Foreign currency loss for the three months ended March 31, 2025 included net realized foreign currency loss of $0.7 million and net unrealized foreign currency loss of $9.6 million.

Other Income (Loss)

Below is a summary of our other income (loss), in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Other income (loss)	$22	$(1,124)	$1,146

Other income for the three months ended March 31, 2026 increased as compared to other loss for the three months ended March 31, 2025, primarily due to a write-down of an equity investment in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$3,396	$2,212	$(1,184)

Income tax expense was $3.4 million for the three months ended March 31, 2026 on earnings before income tax of $7.6 million, representing an effective tax rate of 44.6%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate, unfavorable tax effects of the vesting of stock based compensation awards and the unfavorable impact of global intangible low-tax income.

Income tax expense was $2.2 million for the three months ended March 31, 2025 on earnings before income tax of $2.1 million, representing an effective tax rate of 106.1%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to unfavorable tax effects of the vesting of stock based compensation awards and a valuation allowance established in the U.S. related to a capital loss carryforward.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Second Amended and Restated Credit Agreement (defined below). Our cash requirements consist principally of working capital, capital expenditures, research and development, operating lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance our business strategies.

As of March 31, 2026, the Company had $177.4 million of cash and cash equivalents and $278.1 million of availability under our Second Amended and Restated Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Second Amended and Restated Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of March 31, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $118.3 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under the Second Amended and Restated Credit Agreement and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of period	$160,833	$134,134
Net cash used in operating activities	(5,043)	(13,344)
Net cash used in investing activities	(5,650)	(10,534)
Net cash provided by financing activities	28,109	40,739
Foreign currency effect on cash and cash equivalents	(848)	12,147
Cash and cash equivalents at end of period	$177,401	$163,142

Cash Flows From Operating Activities

Net cash used in operating activities totaled $5.0 million during the three months ended March 31, 2026 primarily reflecting $26.3 million related to changes in accounts receivable, net, $10.3 million related to changes in inventory, $5.1 million related to changes in net other assets and liabilities and $5.1 million for non-cash deferred income taxes, partially offset by net income of $4.2 million, $18.9 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property, provisions for inventory and other non-cash items, including unrealized foreign currency loss, and $18.7 million related to changes in accounts payable.

Cash Flows From Investing Activities

Net cash used in investing activities was $5.7 million during the three months ended March 31, 2026, primarily reflecting purchases of property and equipment of $5.7 million.

Cash Flows From Financing Activities

Net cash provided by financing activities was $28.1 million during the three months ended March 31, 2026, reflecting the borrowing of debt of $65.0 million partially offset by $35.0 million of debt repayments and $1.9 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt, in thousands, as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.80%	$219,000	4.95%	$189,000
Finance leases	3.35%	$36	3.34%	$73
Total debt		219,036		189,073
Less: current maturities		(36)		(73)
Long-term debt, less current maturities		$219,000		$189,000

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Second Amended and Restated Credit Agreement with a consortium of lenders and Bank of America, N.A. as administrative agent (as amended by the First Amendment described below, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement was entered into on June 10, 2022 and amends and restates in its entirety the Amended and Restated Credit Agreement dated June 27, 2019, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Second Amended and Restated Credit Agreement has a maximum borrowing capacity of $500 million and matures on June 10, 2027. The Second Amended and Restated Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability of the borrowers and any material subsidiary to incur additional indebtedness, create liens, pay dividends, make certain types of investments (including acquisitions), enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter.

On February 24, 2026, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amends the Second Amended and Restated Credit Agreement to i) permit the Modine Transaction, ii) permit the incurrence, issuance or assumption of up to $400 million of additional term indebtedness in connection with the Modine Transaction, iii) release and/or remove certain borrower and guarantor entities that no longer exist or will be liquidated and iv) remove the credit spread adjustments related to the SOFR and Sterling Overnight Index Average rates.

As of March 31, 2026, the Company was in compliance with the terms of the Second Amended and Restated Credit Agreement.

Modine Transaction

In connection with the Merger Agreement, Gentherm, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed to provide the Bridge Facility and the Backstop Commitment.

On February 24, 2026, the Company entered into the First Amendment, which terminated the Backstop Commitment. The Bridge Facility remains available but is expected to be replaced with permanent financing. If the Modine Transaction is consummated, any indebtedness incurred by SpinCo under the Bridge Facility or the permanent financing will become indebtedness of a wholly owned subsidiary of the Company.

Material Cash Requirements

In February 2026, we committed to a restructuring plan to realign our operating model and organizational structure to deliver on key financial and operational priorities. We expect to incur cash restructuring costs of between $8.5 million and $9.5 million for employee severance costs.

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

Except as described above and the requirements for the Modine Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, there have been no material changes in our cash requirements since December 31, 2025, the end of fiscal year 2025. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our material cash requirements.

Effects of Inflation

The automotive component supply industry has historically been subject to inflationary pressures with respect to materials and labor. At times in recent years, the automotive industry has experienced significant volatility in the costs of certain materials and components, labor and transportation. Rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. The impact of tariffs and geopolitical conflicts could add to these inflationary pressures. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended March 31, 2026. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income (loss) on the same line as the hedged item. Cash flows associated with derivatives are reported in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of March 31, 2026 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. Dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2026	2027	2028	2029	2030	2031	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$219,000	$—	$—	$—	$—	$219,000	$219,000
Variable interest rate as of March 31, 2026	4.80%						4.80%

Based on the amounts outstanding as of March 31, 2026, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.2 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2026	2027	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$36,427	$31,678	$68,105	$(2,454)
Average contract rate	18.94	17.99	18.50

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	March 31, 2026		December 31, 2025
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$6,043	$7,514	$3,328	$4,327

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended March 31, 2026.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company is not aware of any additional material risks or uncertainties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During First Quarter 2026

During the three months ended March 31, 2026, the Company did not repurchase any shares. As of March 31, 2026, the 2024 Stock Repurchase Program had $110.1 million of share repurchase authorization remaining.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2026, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1*	Separation Agreement, dated as of January 29, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc.		8-K		2.1	1/29/26
2.2*	Agreement and Plan of Merger, dated as of January 29, 2026, by and among Gentherm Incorporated, Modine Manufacturing Co., Platinum Gold Merger Sub Inc. and Platinum SpinCo Inc.		8-K		2.2	1/29/26
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1**	First Amendment to Second Amended and Restated Credit Agreement dated as of February 24, 2026 by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm GmbH and Gentherm Präzision SE (f/k/a Alfmeier Präzision SE), as the borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent		8-K		10.1	2/27/26
10.2.1***	Form of RSU Award Agreement (Non-Employee Directors) under the Gentherm Incorporated 2023 Equity Incentive Plan (effective as of 2026 grants)		8-K		10.1	3/17/26
10.2.2***	Form of RSU Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan (effective as of 2026 grants)		8-K		10.2	3/17/26
10.2.3***	Form of PSU Award Agreement under the Gentherm Incorporated 2023 Equity Incentive Plan (effective as of 2026 grants)		8-K		10.3	3/17/26
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1****	Section 906 Certification – CEO	X
32.2****	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	X

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Gentherm agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

** Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Gentherm agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is set forth in the agreement.

*** Indicates management contract or compensatory plan or arrangement.

**** Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ William Presley
William Presley
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2026

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 23, 2026