Form 10-Q
period 2026-06-30
Gentherm Inc
filed 2026-07-23
CIK 903129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of July 17, 2026, there were 30,705,208 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$213,173	$160,833
Accounts receivable, net	338,851	281,083
Inventory:
Raw materials	116,549	128,314
Work in process	37,913	35,429
Finished goods	90,076	88,959
Inventory, net	244,538	252,702
Other current assets	83,451	82,332
Total current assets	880,013	776,950
Property and equipment, net	268,780	270,614
Goodwill	107,111	108,918
Other intangible assets, net	49,703	52,796
Operating lease right-of-use assets	50,794	56,524
Deferred income tax assets	92,957	93,552
Other non-current assets	43,846	37,075
Total assets	$1,493,204	$1,396,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$270,382	$260,487
Current lease liabilities	8,199	9,646
Current maturities of long-term debt	868	73
Other current liabilities	146,832	134,104
Total current liabilities	426,281	404,310
Long-term debt, less current maturities	272,390	189,000
Non-current lease liabilities	43,623	48,105
Pension benefit obligation	3,313	3,748
Other non-current liabilities	24,479	30,943
Total liabilities	$770,086	$676,106
Shareholders’ Equity:
Common Stock:
No par value; 55,000,000 shares authorized 30,705,208 and 30,526,231 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10,709	5,611
Paid-in capital	1,590	1,590
Accumulated other comprehensive loss	(11,905)	(964)
Accumulated earnings	722,724	714,086
Total shareholders’ equity	723,118	720,323
Total liabilities and shareholders’ equity	$1,493,204	$1,396,429

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues	$416,166	$375,090	$809,872	$728,944
Cost of sales	319,739	285,328	616,218	552,717
Gross margin	96,427	89,762	193,654	176,227
Operating expenses:
Net research and development expenses	24,069	22,558	48,015	46,774
Selling, general and administrative expenses	55,705	41,087	111,010	79,565
Restructuring expenses, net	5,964	2,108	12,655	6,622
Loss on sale of land and building, net	—	—	—	2,196
Total operating expenses	85,738	65,753	171,680	135,157
Operating income	10,689	24,009	21,974	41,070
Interest expense, net	(3,290)	(4,043)	(5,923)	(7,598)
Foreign currency loss	(237)	(17,432)	(1,297)	(27,730)
Other income (loss)	162	—	184	(1,124)
Earnings before income tax	7,324	2,534	14,938	4,618
Income tax expense	2,904	2,057	6,300	4,269
Net income	$4,420	$477	$8,638	$349
Basic earnings per share	$0.14	$0.02	$0.28	$0.01
Diluted earnings per share	$0.14	$0.02	$0.28	$0.01
Weighted average number of shares – basic	30,650	30,600	30,584	30,687
Weighted average number of shares – diluted	31,054	30,652	30,947	30,781

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$4,420	$477	$8,638	$349
Other comprehensive (loss) income:
Pension benefit obligations, net of tax	13	15	26	28
Foreign currency translation adjustments	(2,200)	54,623	(7,982)	80,051
Unrealized gain (loss) on cash flow hedge derivatives, net of tax	170	4,248	(2,985)	7,119
Other comprehensive (loss) income, net of tax	(2,017)	58,886	(10,941)	87,198
Comprehensive income (loss)	$2,403	$59,363	$(2,303)	$87,547

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$8,638	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,744	26,089
Deferred income taxes	(8,676)	(12,202)
Stock based compensation	7,446	6,604
Loss on disposition of property and equipment	246	2,444
Provisions for inventory	2,425	3,213
Other non-cash items, including unrealized foreign currency (gain) loss	1,456	31,364
Changes in assets and liabilities:
Accounts receivable, net	(58,121)	(23,690)
Inventory	(4,379)	(13,430)
Other assets	(3,816)	(23,102)
Accounts payable	16,224	20,522
Other liabilities	12,085	13,540
Net cash provided by operating activities	2,272	31,701
Investing Activities:
Purchases of property and equipment	(14,203)	(23,728)
Proceeds from the sale of property and equipment	70	3,745
Proceeds from deferred purchase price of factored receivables	—	744
Cost of technology investments	(250)	(590)
Net cash used in investing activities	(14,383)	(19,829)
Financing Activities:
Borrowings on debt	142,000	52,000
Repayments of debt	(71,072)	(63,076)
Cash paid for financing new loans	(2,761)	—
Taxes withheld and paid on employees' stock based compensation	(2,302)	(1,238)
Cash paid for the repurchase of Common Stock	—	(10,015)
Net cash provided by (used in) financing activities	65,865	(22,329)
Foreign currency effect	(1,414)	4,620
Net increase (decrease) in cash and cash equivalents	52,340	(5,837)
Cash and cash equivalents at beginning of period	160,833	134,134
Cash and cash equivalents at end of period	$213,173	$128,297
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,774	$6,757
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$3,287	$6,645

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2025	30,526	$5,611	$1,590	$(964)	$714,086	$720,323
Net income	—	—	—	—	4,218	4,218
Other comprehensive loss	—	—	—	(8,924)	—	(8,924)
Stock based compensation, net	141	853	—	—	—	853
Balance at March 31, 2026	30,667	$6,464	$1,590	$(9,888)	$718,304	$716,470
Net income	—	—	—	—	4,420	4,420
Other comprehensive loss	—	—	—	(2,017)	—	(2,017)
Stock based compensation, net	38	4,245	—	—	—	4,245
Balance at June 30, 2026	30,705	$10,709	$1,590	$(11,905)	$722,724	$723,118

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528
Net income	—	—	—	—	477	477
Other comprehensive income	—	—	—	58,886	—	58,886
Stock based compensation, net	43	3,869	—	—	—	3,869
Stock repurchase	(382)	(7,315)	(2,700)	—	—	(10,015)
Balance at June 30, 2025	30,520	$—	$1,590	$2,005	$696,150	$699,745

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

IME Acquisition

On July 1, 2026, the Company completed its acquisition of Innovative Medical Equipment, LLC (“IME”). IME, headquartered in Beachwood, Ohio, is a provider of the ThermaZone® thermal therapy device. ThermaZone is a non-opioid thermal therapy solution designed to support pain management and recovery through controlled hot-and-cold therapy. The Company acquired all of the membership interests in IME for $34,000, net of cash and debt, and subject to customary adjustments related to IME’s net working capital as of the closing date. The purchase price may be increased after closing by up to $1,000 upon the achievement of a specified performance milestone. The transaction was funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility, as defined below.

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

Prior to and as a condition of, the Distribution, Modine will receive a cash distribution from SpinCo of $210,000, subject to adjustment for cash, working capital and indebtedness of SpinCo, and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine shareholders for U.S. federal income tax purposes (the “SpinCo Cash Distribution”).

The transaction is expected to close by early fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, a customary IRS tax ruling and the satisfaction of other customary closing conditions.

The Merger Agreement contains specified termination rights for the Company and Modine, including a right allowing the Company or Modine to terminate the Merger Agreement if the Merger has not been consummated on or prior to March 31, 2027 (which date may be extended to June 30, 2027 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay Modine a termination fee of $45,000 if the Merger Agreement is terminated under certain circumstances.

In connection with the Merger Agreement, the Company, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed (i) to provide bridge financing of $290,000 to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement (“Bridge Facility”) and (ii) to provide the Company a backstop of the Company’s credit agreement (“Backstop Commitment”).

On February 24, 2026, the Company amended its credit agreement to permit the Modine Transaction, which terminated the Backstop Commitment. On June 29, 2026, SpinCo replaced the Bridge Facility with permanent financing by entering into a credit agreement, providing for a delayed-draw term loan facility with aggregate commitments of up to $250,000 (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility are expected to be funded on the closing date of the Modine Transaction and used to fund the SpinCo Cash Distribution and to pay certain other amounts required under the Merger Agreement.

During the three and six months ended June 30, 2026, the Company incurred $2,145 and $5,135, respectively, of fees associated with the Bridge Facility, Backstop Commitment and Senior Credit Facility. Such fees are recorded in Selling, general and administrative expenses.

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

As of June 30, 2026 and December 31, 2025, total capitalized payments to customers were $22,142 and $18,168, respectively.

During the three and six months ended June 30, 2026, the Company recognized $541 and $975 as reductions of revenue due to amortization and write-off of previously capitalized payments. During the three and six months ended June 30, 2025, the Company recognized $208 and $1,044 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company had no other material contract assets or contract liabilities as of June 30, 2026.

Loss on Sale of Land and Building, net

In January 2025, we completed the sale of our former headquarters building in Northville, Michigan for cash proceeds of $3,740. As a result, the Company recognized a loss on sale of $2,311 during the six months ended June 30, 2025.

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

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently in the process of determining the impact the implementation of ASU 2026-02 will have on the Company’s financial statement disclosures.

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

These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly statutory requirements or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for separation or termination.

2026 Plan

In February 2026, the Company committed to a restructuring plan to realign its operating model and organizational structure to deliver on its key financial and operational priorities (“2026 Plan”). The 2026 Plan is expected to result in structural cost reductions impacting the Company’s global salaried workforce.

The Company expects to incur cash restructuring costs of between $9,000 and $9,500 for employee separation costs. The actions under the 2026 Plan are expected to be substantially completed by the end of 2026.

During the three and six months ended June 30, 2026, the Company recognized restructuring expense of $3,896 and $9,013, respectively, for employee separation costs.

2025 Manufacturing Footprint Plan

In July 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its global manufacturing capacity (“2025 Manufacturing Footprint Plan”). As a result, the Company will relocate certain manufacturing activities between existing locations.

The Company expects to incur cash restructuring costs of between $3,000 and $4,000 for employee separation and retention costs and $1,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000.

During the three and six months ended June 30, 2026, the Company recognized restructuring expense of $0.

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

The Company expects to incur cash restructuring costs of between $4,000 and $6,000 for employee separation and retention costs and between $2,000 and $3,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000.

During the three and six months ended June 30, 2026, the Company recognized restructuring expense of $332 and $710, respectively, for employee separation costs and $472 and $1,039, respectively, for other costs. During the three and six months ended June 30, 2025, the Company recognized restructuring expense of $367 and $2,773, respectively, for employee separation costs and $293 and $333, respectively, for other costs.

Since the inception of this program, the Company has recorded $6,531 of restructuring expenses. The remaining actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2026.

2025 Asia Plan

In February 2025, the Company committed to an additional restructuring plan to further optimize the Company’s manufacturing footprint by realigning its manufacturing capacity in Asia (“2025 Asia Plan”). As a result, the Company relocated certain manufacturing activities from its facility in Shanghai, China to its facility in Tianjin, China.

During the three and six months ended June 30, 2026, the Company recognized restructuring expense of $69 for employee separation costs and $294 and $327, respectively, for other costs. During the three and six months ended June 30, 2025, the Company recognized restructuring expense of $493 and $1,952, respectively, for employee separation costs and $89 and $117, respectively, for other costs.

Since the inception of this program, the Company has recorded $3,492 of restructuring expenses. The actions under the 2025 Asia Plan are substantially complete.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and six months ended June 30, 2026, the Company recognized $25 and $58, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. During the three and six months ended June 30, 2025, the Company recognized $695 and $1,216, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and six months ended June 30, 2026, the Company’s Automotive segment recognized $876 and $1,439, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations. During the three and six months ended June 30, 2025, the Company’s Automotive segment recognized $(106) and $(262), respectively, for employee separation costs and $277 and $493, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three and six months ended June 30, 2026 and 2025 by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Automotive	$5,651	$1,924	$11,699	$6,438
Medical	290	156	326	156
Corporate	23	28	630	28
Total	$5,964	$2,108	$12,655	$6,622

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring activity for all restructuring initiatives for the six months ended June 30, 2026:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2025	$6,928	$—	$6,928
Additions, charged to restructuring expenses, net	5,537	1,163	6,700
Cash payments	(991)	(1,163)	(2,154)
Change in estimate	(9)	—	(9)
Currency translation	(117)	—	(117)
Balance at March 31, 2026	$11,348	$—	$11,348
Additions, charged to restructuring expenses, net	4,339	1,642	5,981
Cash payments	(2,822)	(1,642)	(4,464)
Change in estimate	(17)	—	(17)
Currency translation	(78)	—	(78)
Balance at June 30, 2026	$12,770	$—	$12,770

Note 4 – Details of Certain Balance Sheet Components

	June 30, 2026	December 31, 2025
Other current assets:
Billable tooling	$25,332	$23,553
Income tax and other tax receivable	20,506	23,826
Prepaid expenses	12,916	9,214
Notes receivable	11,192	13,490
Short-term derivative financial instruments	317	4,521
Other	13,188	7,728
Total other current assets	$83,451	$82,332
Other current liabilities:
Accrued employee liabilities	$42,213	$49,924
Liabilities from discounts and rebates	26,874	22,391
Income tax and other taxes payable	23,085	31,172
Merger and acquisition liabilities	14,630	5,254
Accrued warranty	13,646	7,805
Restructuring	12,770	6,928
Short-term derivative financial instruments	351	775
Other	13,263	9,855
Total other current liabilities	$146,832	$134,104

Note 5 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2026 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2025	$81,031	$27,887	$108,918
Currency translation	(2,008)	201	(1,807)
Balance as of June 30, 2026	$79,023	$28,088	$107,111

The accumulated impairment losses of goodwill for Automotive and Medical were $0 and $19,509, respectively, as of June 30, 2026.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of June 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$119,515	$(81,820)	$(6,185)	$31,510
Technology	47,433	(36,420)	(27)	10,986
Product development costs	19,274	(19,110)	(71)	93
Software development	1,007	(503)	—	504
Indefinite-lived:
Trade names	7,140	—	(530)	6,610
Balance as of June 30, 2026	$194,369	$(137,853)	$(6,813)	$49,703

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$121,316	$(81,785)	$(6,185)	$33,346
Technology	48,478	(36,238)	(27)	12,213
Product development costs	19,943	(19,774)	(71)	98
Software development	1,007	(403)	—	604
Indefinite-lived:
Trade names	7,065	—	(530)	6,535
Balance as of December 31, 2025	$197,809	$(138,200)	$(6,813)	$52,796

Note 6 – Debt

The following table summarizes the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.76%	$260,000	4.95%	$189,000
Finance leases	10.55%	13,258	3.34%	73
Total debt		273,258		189,073
Less: current maturities		(868)		(73)
Long-term debt, less current maturities		$272,390		$189,000

Credit Agreement

On June 29, 2026, the Company entered into a Third Amended and Restated Credit Agreement (amending and restating in its entirety the Second Amended and Restated Credit Agreement, dated as of June 10, 2022, as amended) described below, the “Credit Agreement” with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”). The amendment, among other things, extended the maturity date to June 29, 2031.

The Credit Agreement provides for a $550,000 secured revolving credit facility (the “Revolving Credit Facility”), with a $50,000 sublimit for swing line loans and a $30,000 sublimit for the issuance of letters of credit. Any amount of the facility utilized for swing line loans or letters of credit outstanding will reduce the amount available under the Credit Agreement. Gentherm can increase the Revolving Credit Facility or establish incremental facilities subject to specified conditions.

Under the Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers or guarantors, including the stock and membership interests of specified subsidiaries. The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default.

As of June 30, 2026, the Company was in compliance with the terms of the Credit Agreement.

Under the Credit Agreement, U.S. Dollar denominated loans bear interest at either a base rate (“Base Rate Loans”) or Term Secured Overnight Financing Rate (“Term SOFR Rate Loans”), plus a margin (“Applicable Rate”). The rate for Base Rate Loans is equal to the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, or the Term SOFR rate plus 1.00%. The rate for Term SOFR Rate Loans denominated in U.S. Dollars is equal to the forward-looking Term SOFR rate administered by the Chicago Mercantile Exchange with a term of one month. All loans denominated in a currency other than the U.S. Dollar must use the term Canadian Overnight Repo Rate Average, Euro Interbank Offered Rate, or Sterling Overnight Index Average (depending on the currency of the borrowing), plus the Applicable rate. Additionally, a commitment fee of between 0.150% to 0.250% is payable on the daily unused amounts under the Revolving Credit Facility.

The Applicable Rate varies based on the Consolidated Net Leverage Ratio reported by the Company. As long as the Company is not in default of the terms and conditions of the Credit Agreement, the lowest and highest possible Applicable Rate is 1.125% and 2.000%, respectively, for Term SOFR Rate Loans and 0.125% and 1.000%, respectively, for Base Rate Loans.

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $289,137 remained available for additional borrowings as of June 30, 2026.

The Company had $4,591 and $3,574 of outstanding letters of credit and other guarantees issued as of June 30, 2026 and December 31, 2025, respectively.

In connection with the Third Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $2,761, which have been capitalized and will be amortized into interest expense over the term of the credit facility. In addition, unamortized deferred debt issuance costs of $75 were written-off and recognized in Interest expense, net during the three and six months ended June 30, 2026.

The scheduled maturities of our debt as of June 30, 2026 were as follows:

	Revolving Credit Facility	Finance Leases	Total
2026	$—	$651	$651
2027	—	1,381	1,381
2028	—	1,448	1,448
2029	—	1,519	1,519
2030	—	1,592	1,592
2031 or later	260,000	21,735	281,735
Total	$260,000	$28,326	$288,326

Note 7 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of June 30, 2026 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$7,805	$3,507
Warranty claims paid	(4,546)	(3,620)
Warranty expense for products shipped during the current period	5,443	3,965
Adjustments to warranty estimates from prior periods	5,040	1,462
Adjustments due to currency translation	(96)	161
Balance at the end of the period	$13,646	$5,475

Note 8 – Supplier Finance Program

The Company was previously party to a supplier finance program with a third-party service provider (“Service Provider”), pursuant to which the Company offered the opportunity to participate to certain of the Company's suppliers. The Company had no economic interest in a supplier’s participation and the Company has not pledged any assets to the Service Provider under this program.

During the three months ended June 30, 2026, such supplier finance program was terminated. As of June 30, 2026, the Company had no supplier obligations confirmed under these arrangements.

Note 9 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of the Company’s Common Stock, no par value (“Common Stock”), outstanding during the period. The Company’s diluted earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. There were no potential shares with an anti-dilutive impact during the three and six months ended June 30, 2026. In computing the diluted earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$4,420	$477	$8,638	$349

Basic weighted average shares of Common Stock outstanding	30,649,554	30,600,168	30,584,058	30,687,384
Dilutive effect of restricted stock, restricted stock units and performance stock units	404,243	51,560	363,116	94,084
Diluted weighted average shares of Common Stock outstanding	31,053,797	30,651,728	30,947,174	30,781,468

Basic earnings per share	$0.14	$0.02	$0.28	$0.01
Diluted earnings per share	$0.14	$0.02	$0.28	$0.01

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated condensed balance sheet as of June 30, 2026 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$103,737	Other current assets	$—	Other current liabilities	$351	$(351)
Interest rate contracts	Level 2	$100,000	Other current assets	$317	Other current liabilities	$—	$317

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of income and the consolidated condensed statements of comprehensive income (loss) is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location (Income/(Loss))	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales	$3,135	$(766)	$6,187	$(1,813)
	Other comprehensive (loss) income, net of tax	(239)	5,427	(4,873)	9,054
Total foreign currency derivatives		$2,896	$4,661	$1,314	$7,241

Interest rate contracts	Interest expense, net	$(18)	$—	$(25)	$—
	Other comprehensive (loss) income, net of tax	489	(699)	1,092	(699)
Total interest rate derivatives		$471	$(699)	$1,067	$(699)

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$—	$(313)	$—	$(615)
Total interest rate derivatives		$—	$(313)	$—	$(615)

The Company did not incur any hedge ineffectiveness during the three and six months ended June 30, 2026 and 2025.

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

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivatives instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at June 30, 2026 and December 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the six months ended June 30, 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions (Level 2), which was recorded in other income (loss). As of June 30, 2026, and December 31, 2025, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of June 30, 2026, and December 31, 2025, the carrying values of the indebtedness under the Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 6, “Debt”).

Note 12 – Equity

In June 2024, the Board of Directors (the “Board”) authorized a stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company was authorized to repurchase up to $150,000 of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027.

In July 2026, the Board terminated the 2024 Stock Repurchase Program and authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $400,000 of its issued and outstanding Common Stock over a three-year period, expiring July 27, 2029. At the time of termination, the 2024 Stock Repurchase Program had $110,103 of share repurchase authorization remaining.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other contractual restrictions and other considerations.

During the three and six months ended June 30, 2026, the Company did not repurchase any shares. During the three and six months ended June 30, 2025, the Company repurchased $10,015 under the 2024 Stock Repurchase Program with an average price paid per share of $26.24. Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $100 was charged to common stock for the three and six months ended June 30, 2025.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three and six months ended June 30, 2026 and 2025 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at March 31, 2026	$(1,708)	$(7,896)	$(284)		$(9,888)
Other comprehensive (loss) income before reclassifications	—	(2,200)	3,367		1,167
Income tax effect of other comprehensive loss before reclassifications	—	—	(759)		(759)
Amounts reclassified from accumulated other comprehensive loss into net income	17	—	(3,117)	[a]	(3,100)
Income taxes reclassified into net income	(4)	—	679		675
Net current period other comprehensive income (loss)	13	(2,200)	170		(2,017)
Balance at June 30, 2026	$(1,695)	$(10,096)	$(114)		$(11,905)
(a)
The amounts reclassified from accumulated other comprehensive loss of $(3,135) and $18 are included in cost of sales and interest expense, net, respectively, in the consolidated condensed statements of income. Refer to Note 10 “Financial Instruments,” for additional information.

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

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2025	$(1,721)	$(2,114)	$2,871		$(964)
Other comprehensive (loss) income before reclassifications	—	(7,982)	2,381		(5,601)
Income tax effect of other comprehensive (loss) income before reclassifications	—	—	(547)		(547)
Amounts reclassified from accumulated other comprehensive loss into net income	35	—	(6,162)	[a]	(6,127)
Income taxes reclassified into net income	(9)	—	1,343		1,334
Net current period other comprehensive income (loss)	26	(7,982)	(2,985)		(10,941)
Balance at June 30, 2026	$(1,695)	$(10,096)	$(114)		$(11,905)
(a)
The amounts reclassified from accumulated other comprehensive loss of $(6,187) and $25 are included in cost of sales and interest expense, net, respectively, in the consolidated condensed statements of income. Refer to Note 10 “Financial Instruments,” for additional information.

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

The Company expects that substantially all of the existing gains and losses related to cash flow derivatives reported in accumulated other comprehensive loss as of June 30, 2026 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2026 and 2025, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$2,904	$2,057	$6,300	$4,269
Earnings before income tax	$7,324	$2,534	$14,938	$4,618
Effective tax rate	39.7%	81.2%	42.2%	92.4%

Total cash paid for income taxes, net of refunds	$12,374	$7,691	$23,041	$12,843

Income tax expense was $2,904 for the three months ended June 30, 2026 on earnings before income tax of $7,324, representing an effective tax rate of 39.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Income tax expense was $6,300 for the six months ended June 30, 2026 on earnings before income tax of $14,938, representing an effective tax rate of 42.2%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

The table below presents segment information about the reported product revenues, significant segment expenses, operating income (loss) and depreciation and amortization of the Company for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Revenues
Automotive	$404,815	$363,852	$786,981	$705,726
Medical	11,351	11,238	22,891	23,218
Total	416,166	375,090	809,872	728,944

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	312,691	278,424	603,071	538,651
Net research and development expenses	19,838	17,818	40,719	37,202
Selling, general and administrative expenses	19,443	16,814	36,994	32,533
Restructuring expenses, net	5,651	1,924	11,699	6,438
Loss on sale of land and building, net	—	—	—	2,196
Automotive operating income	47,192	48,872	94,498	88,706

Medical
Cost of sales	7,048	5,729	13,147	12,005
Other operating expenses	6,850	5,846	13,035	11,155
Medical operating (loss) income	(2,547)	(337)	(3,291)	58

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	33,956	24,526	69,233	47,694
Total consolidated operating income	$10,689	$24,009	$21,974	$41,070

Other Segment Disclosures
Depreciation and Amortization
Automotive	$12,335	$11,796	$24,531	$23,398
Medical	868	851	1,724	1,706
Corporate	1,320	511	2,489	985
Total	$14,523	$13,158	$28,744	$26,089

Automotive and Medical segment product revenues by product category for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Climate Control Seats	$217,465	$200,020	$424,053	$391,173
Lumbar and Massage Comfort Solutions	72,588	52,530	134,849	97,843
Climate Control Interiors	52,538	49,585	103,302	94,926
Climate and Comfort Electronics	8,746	5,906	17,906	13,621
Automotive Climate and Comfort Solutions	351,337	308,041	680,110	597,563
Valve Systems	25,102	25,143	51,675	48,316
Other Automotive	28,376	30,668	55,196	59,847
Subtotal Automotive segment	404,815	363,852	786,981	705,726
Medical segment	11,351	11,238	22,891	23,218
Total Company	$416,166	$375,090	$809,872	$728,944

Revenue (based on shipment destination) by geographic area for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$133,065	$126,745	$266,340	$251,671
China	82,323	54,600	150,760	103,535
Germany	33,385	29,181	67,010	55,738
Czech Republic	23,390	23,692	45,400	44,676
South Korea	19,818	24,082	40,827	47,866
Mexico	19,220	17,760	37,348	33,432
Slovakia	16,845	14,571	31,554	28,293
Japan	12,562	11,679	24,445	27,523
United Kingdom	10,968	9,775	21,213	19,151
Netherlands	6,099	7,767	11,890	15,212
Other	58,491	55,238	113,085	101,847
Total Non-U.S.	283,101	248,345	543,532	477,273
Total Company	$416,166	$375,090	$809,872	$728,944

Property and equipment, net, for each of the geographic areas in which the Company operates as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Property and equipment, net
Mexico	$51,133	$50,506
China	45,106	47,414
Germany	43,209	50,761
United States	37,371	40,361
Vietnam	31,328	19,110
North Macedonia	27,878	29,375
Hungary	8,869	8,617
Czech Republic	8,810	10,513
Ukraine	5,465	5,467
Morocco	4,838	4,436
Other	4,773	4,054
Total	$268,780	$270,614

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions, the components of and our execution of our strategic plan, product and technology development and manufacturing footprint optimization restructuring plans; our operating performance; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation and other regulatory matters; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; capital allocation strategies; our ability to finance sufficient working capital; and significant matters related to the Modine Transaction, including the expected closing timing and structure thereof, the ability of the parties to complete such transaction and planned actions to satisfy the closing conditions, the expected benefits thereof, the tax consequences thereof and the combined company’s plans, objectives, expectations and intentions, including integration activities. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

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

IME Acquisition

On July 1, 2026, the Company completed its acquisition of Innovative Medical Equipment, LLC (“IME”). IME, headquartered in Beachwood, Ohio, is a provider of the ThermaZone® thermal therapy device. ThermaZone is a non-opioid thermal therapy solution designed to support pain management and recovery through controlled hot-and-cold therapy. The Company acquired all of the membership interests in IME for $34.0 million, net of cash and debt, and subject to customary adjustments related to IME’s net working capital as of the closing date. The purchase price may be increased after closing by up to $1.0 million upon the achievement of a specified performance milestone. The transaction was funded through a combination of the Company’s existing cash balances and borrowings under the Revolving Credit Facility, as defined below.

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

Prior to and as a condition of, the Distribution, Modine will receive a cash distribution from SpinCo of $210.0 million subject to adjustment for cash, working capital and indebtedness of SpinCo, and subject to decrease if additional shares of Common Stock will be issued to Modine shareholders to support the intended tax-free treatment of the Distribution to Modine shareholders for U.S. federal income tax purposes (the “SpinCo Cash Distribution”).

The transaction is expected to close by early fourth quarter of 2026, subject to various closing conditions, including specified approvals by the Company’s shareholders, a customary IRS tax ruling and the satisfaction of other customary closing conditions.

The Merger Agreement contains specified termination rights for the Company and Modine, including a right allowing the Company or Modine to terminate the Merger Agreement if the Merger has not been consummated on or prior to March 31, 2027 (which date may be extended to June 30, 2027 in the event that required regulatory approvals have not been received). Additionally, the Merger Agreement requires the Company to pay Modine a termination fee of $45.0 million if the Merger Agreement is terminated under certain circumstances.

In connection with the Merger Agreement, the Company, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed (i) to provide bridge financing of $290.0 million to fund dividends, fees and expenses related to the transactions contemplated by the Merger Agreement (“Bridge Facility”) and (ii) to the Company a backstop of the Company’s credit agreement (“Backstop Commitment”).

On February 24, 2026, the Company amended its credit agreement to permit the Modine Transaction, which terminated the Backstop Commitment. On June 29, 2026, SpinCo replaced the Bridge Facility with permanent financing by entering into a credit agreement, providing for a delayed-draw term loan facility with aggregate commitments of up to $250.0 million (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility are expected to be funded on the closing date of the Modine Transaction and used to fund the SpinCo Cash Distribution and to pay certain other amounts required under the Merger Agreement.

During the three and six months ended June 30, 2026, the Company incurred $2.1 million and $5.1 million, respectively, of fees associated with the Bridge Facility, Backstop Commitment and Senior Credit Facility. Such fees are recorded in Selling, general and administrative expenses.

Recent Trends

Tariffs and Global Trade Environment

Since March 2025, the U.S. government has periodically announced additional significant tariffs on various goods imported to the U.S. and other countries have periodically announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. There has been significant uncertainty resulting from the implementation, termination and/or conditional pause of these additional tariffs. In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). During the second quarter of 2026, we submitted claims for refunds of IEEPA tariffs previously paid. Refunds received through June 30, 2026 were not material. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time we cannot reasonably estimate the total financial impact of this ruling. Further, it is reasonably possible that new or additional tariffs will be periodically announced in the future given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of manufacturing by regions for the regions limit the global impact of certain trade restrictions and tariffs. Further, the majority of our supply components are not currently subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

For the six months ended June 30, 2026, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows.

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

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. There have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East and heightened tensions in the Red Sea and in the South China Sea. These conflicts have interrupted ocean freight shipping and if prolonged or intensified, could have a substantial adverse effect on our financial results. Further, it is reasonably possible that certain political pressures, such as changes to international trade agreements, increases in tariffs, import quotas or other trade restrictions or actions, including export controls and other retaliatory responses to such actions, could continue to affect the operations of our suppliers and OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. See “—Tariffs and Global Trade Environment” above for further information on the impact of tariffs and the global trade environment. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Light Vehicle Production Volumes

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (July 2026 release), global light vehicle production in the three and six months ended June 30, 2026, in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three and six months ended June 30, 2025, are shown below (in millions of units):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
North America	3.9	4.0	(0.2)%	7.7	7.7	(0.7)%
Europe	4.4	4.5	(1.2)%	8.8	8.8	(0.3)%
Greater China	7.5	7.8	(3.2)%	14.2	14.9	(5.3)%
Japan / South Korea	3.1	3.0	1.6%	6.2	6.1	1.8%
Total light vehicle production volume in key markets	19.0	19.2	(1.3)%	36.8	37.6	(2.0)%

The S&P Global Mobility (July 2026 release) forecasted light vehicle production volume in the Company’s key markets for full year 2026 to decrease to 75.5 million units, a 2.6% decrease from full year 2025 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the second quarter of 2026, we secured automotive new business awards totaling $690 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of June 30, 2026, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the second quarter of 2026 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements” above.

Stock Repurchase Program

In June 2024, the Board of Directors (the “Board”) authorized a stock repurchase program (the “2024 Stock Repurchase Program”) to commence upon expiration of the Company’s prior stock repurchase program on June 30, 2024. Under the 2024 Stock Repurchase Program, the Company was authorized to repurchase up to $150.0 million of its issued and outstanding Common Stock over a three-year period, expiring June 30, 2027.

In July 2026, the Board terminated the 2024 Stock Repurchase Program and authorized a new stock repurchase program (the “2026 Stock Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $400.0 million of its issued and outstanding Common Stock over a three-year period, expiring July 27, 2029. At the time of termination, the 2024 Stock Repurchase Program had $110.1 million of share repurchase authorization remaining.

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other contractual restrictions and other considerations.

During the three and six months ended June 30, 2026, the Company did not repurchase any shares. During the three and six months ended June 30, 2025, the Company repurchased $10.0 million under the 2024 Stock Repurchase Program with an average price paid per share of $26.24.

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

Consolidated Results of Operations

The results of operations for the three and six months ended June 30, 2026 and 2025, in thousands, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Product revenues	$416,166	$375,090	$41,076	$809,872	$728,944	$80,928
Cost of sales	319,739	285,328	(34,411)	616,218	552,717	(63,501)
Gross margin	96,427	89,762	6,665	193,654	176,227	17,427
Operating expenses:
Net research and development expenses	24,069	22,558	(1,511)	48,015	46,774	(1,241)
Selling, general and administrative expenses	55,705	41,087	(14,618)	111,010	79,565	(31,445)
Restructuring expenses, net	5,964	2,108	(3,856)	12,655	6,622	(6,033)
Loss on sale of land and building, net	—	—	—	—	2,196	2,196
Total operating expenses	85,738	65,753	(19,985)	171,680	135,157	(36,523)
Operating income	10,689	24,009	(13,320)	21,974	41,070	(19,096)
Interest expense, net	(3,290)	(4,043)	753	(5,923)	(7,598)	1,675
Foreign currency loss	(237)	(17,432)	17,195	(1,297)	(27,730)	26,433
Other income (loss)	162	—	162	184	(1,124)	1,308
Earnings before income tax	7,324	2,534	4,790	14,938	4,618	10,320
Income tax expense	2,904	2,057	(847)	6,300	4,269	(2,031)
Net income	$4,420	$477	$3,943	$8,638	$349	$8,289

Product revenues by product category, in thousands, for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Climate Control Seats	$217,465	$200,020	$17,445	8.7%	$424,053	$391,173	$32,880	8.4%
Lumbar and Massage Comfort Solutions	72,588	52,530	20,058	38.2%	134,849	97,843	37,006	37.8%
Climate Control Interiors	52,538	49,585	2,953	6.0%	103,302	94,926	8,376	8.8%
Climate and Comfort Electronics	8,746	5,906	2,840	48.1%	17,906	13,621	4,285	31.5%
Automotive Climate and Comfort Solutions	351,337	308,041	43,296	14.1%	680,110	597,563	82,547	13.8%
Valve Systems	25,102	25,143	(41)	(0.2)%	51,675	48,316	3,359	7.0%
Other Automotive	28,376	30,668	(2,292)	(7.5)%	55,196	59,847	(4,651)	(7.8)%
Subtotal Automotive segment	404,815	363,852	40,963	11.3%	786,981	705,726	81,255	11.5%
Medical segment	11,351	11,238	113	1.0%	22,891	23,218	(327)	(1.4)%
Total Company	$416,166	$375,090	$41,076	11.0%	809,872	728,944	80,928	11.1%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$416,166	$375,090	$41,076	$40,179	$5,298	$(4,401)	$41,076

Product revenues for the three months ended June 30, 2026 increased 11.0% as compared to the three months ended June 30, 2025. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Euro, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Korean Won.

Below is a summary of our product revenues, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$809,872	$728,944	$80,928	$67,459	$19,592	$(6,123)	$80,928

Product revenues for the six months ended June 30, 2026 increased 11.1% as compared to the six months ended June 30, 2025. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Korean Won.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$319,739	$285,328	$(34,411)	$(29,935)	$6,584	$(4,953)	$(6,107)	$(34,411)
Gross margin	96,427	89,762	6,665	10,244	6,584	345	(10,508)	6,665
Gross margin - Percentage of product revenues	23.2%	23.9%

Cost of sales for the three months ended June 30, 2026 increased 12.1% as compared to the three months ended June 30, 2025. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi, Mexican Peso, Czech Koruna and the Euro, specific-cause warranty provisions related to products shipped in prior periods and higher labor costs, partially offset by material purchasing savings.

Below is a summary of our cost of sales and gross margin, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$616,218	$552,717	$(63,501)	$(50,019)	$15,840	$(15,593)	$(13,729)	$(63,501)
Gross margin	193,654	176,227	17,427	17,440	15,840	3,999	(19,852)	17,427
Gross margin - Percentage of product revenues	23.9%	24.2%

Cost of sales for the six months ended June 30, 2026 increased 11.5% as compared to the six months ended June 30, 2025. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Mexican Peso, Euro, Chinese Renminbi and the Czech Koruna, specific-cause warranty provisions related to products shipped in prior periods and higher labor costs, partially offset by material purchasing savings.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Research and development expenses	$29,977	$29,601	$(376)
Reimbursed research and development expenses	(5,908)	(7,043)	(1,135)
Net research and development expenses	$24,069	$22,558	$(1,511)
Percentage of product revenues	5.8%	6.0%

Net research and development expenses for the three months ended June 30, 2026 increased 6.7% as compared to the three months ended June 30, 2025. The increase in net research and development expenses is primarily related to unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Euro and lower customer reimbursements.

Below is a summary of our net research and development expenses, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Research and development expenses	$60,413	$59,108	$(1,305)
Reimbursed research and development expenses	(12,398)	(12,334)	64
Net research and development expenses	$48,015	$46,774	$(1,241)
Percentage of product revenues	5.9%	6.4%

Net research and development expenses for the six months ended June 30, 2026 increased 2.7% as compared to the six months ended June 30, 2025. The increase in net research and development expenses is primarily related to unfavorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Selling, general and administrative expenses	$55,705	$41,087	$(14,618)
Percentage of product revenues	13.4%	11.0%

Selling, general and administrative expenses for the three months ended June 30, 2026 increased 35.6% as compared to the three months ended June 30, 2025. Merger and acquisition expenses, primarily related to the Modine Transaction, were $12.9 million for the three months ended June 30, 2026. The remaining increase in selling, general and administrative expenses is primarily related to higher expenses for information technology and unfavorable foreign currency impacts primarily attributable to the Mexican Peso, Euro and the Chinese Renminbi.

Below is a summary of our selling, general and administrative expenses, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Selling, general and administrative expenses	$111,010	$79,565	$(31,445)
Percentage of product revenues	13.7%	10.9%

Selling, general and administrative expenses for the six months ended June 30, 2026 increased 39.5% as compared to the six months ended June 30, 2025. Merger and acquisition expenses, primarily related to the Modine Transaction, were $27.7 million for the six months ended June 30, 2026. The remaining increase in selling, general and administrative expenses is primarily related to higher expenses for information technology and utilities and unfavorable foreign currency impacts primarily attributable to the Mexican Peso, Euro and the Chinese Renminbi.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Restructuring expenses, net	$5,964	$2,108	$(3,856)

During the three months ended June 30, 2026, the Company recognized expenses of $4.4 million for employee separation costs and $1.6 million for other costs.

During the three months ended June 30, 2025, the Company recognized expenses of $1.5 million for employee separation costs and $0.7 million for other costs.

Below is a summary of our restructuring expenses, net, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Restructuring expenses, net	$12,655	$6,622	$(6,033)

During the six months ended June 30, 2026, the Company recognized expenses of $9.9 million for employee separation costs and $2.8 million for other costs.

During the six months ended June 30, 2025, the Company recognized expenses of $5.7 million for employee separation costs and $1.0 million for other costs.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Loss on sale of land and building, net	$—	$2,196	$2,196

Loss on sale of land and building, net for the six months ended June 30, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan in January 2025.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Interest expense, net	$(3,290)	$(4,043)	$753

Interest expense, net for the three months ended June 30, 2026 decreased 18.6% as compared to the three months ended June 30, 2025. The decrease in interest expense, net is primarily related to a lower interest rate on the Revolving Credit Facility during the three-month period and the impact of a change in fair value of interest rate swap in the prior year period.

Below is a summary of our interest expense, net, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Interest expense, net	$(5,923)	$(7,598)	$1,675

Interest expense, net for the six months ended June 30, 2026 decreased 22.0% as compared to the six months ended June 30, 2025. The decrease in interest expense, net is primarily related to a lower interest rate on the Revolving Credit Facility during the six-month period and the impact of a change in fair value of interest rate swap in the prior year period.

Foreign Currency Loss

Below is a summary of our foreign currency loss, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Foreign currency loss	$(237)	$(17,432)	$17,195

Foreign currency loss for the three months ended June 30, 2026 included net realized foreign currency loss of $0.8 million and net unrealized foreign currency gain of $0.6 million.

Foreign currency loss for the three months ended June 30, 2025 included net realized foreign currency gain of $1.4 million and net unrealized foreign currency loss of $18.9 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. dollar receivable at one of our foreign subsidiaries.

Below is a summary of our foreign currency loss, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Foreign currency loss	$(1,297)	$(27,730)	$26,433

Foreign currency loss for the six months ended June 30, 2026 included net realized foreign currency loss of $1.1 million and net unrealized foreign currency loss of $0.2 million.

Foreign currency loss for the six months ended June 30, 2025 included net realized foreign currency gain of $0.7 million and net unrealized foreign currency loss of $28.5 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. dollar receivable at one of our foreign subsidiaries.

Other Income (Loss)

Below is a summary of our other income, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Other income	$162	$—	$162

Other income for the three months ended June 30, 2026 increased as compared to other income for the three months ended June 30, 2025, due to income from an equity investment.

Below is a summary of our other income (loss), in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Other income (loss)	$184	$(1,124)	$1,308

Other income for the six months ended June 30, 2026 increased as compared to other loss for the six months ended June 30, 2025, primarily due to a fair value adjustment of an equity investment in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$2,904	$2,057	$(847)

Income tax expense was $2.9 million for the three months ended June 30, 2026 on earnings before income tax of $7.3 million, representing an effective tax rate of 39.7%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Below is a summary of our income tax expense, in thousands, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$6,300	$4,269	$(2,031)

Income tax expense was $6.3 million for the six months ended June 30, 2026 on earnings before income tax of $14.9 million, representing an effective tax rate of 42.2%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Credit Agreement (defined below). Our cash requirements consist principally of working capital, capital expenditures, research and development, operating lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance our business strategies.

As of June 30, 2026, the Company had $213.2 million of cash and cash equivalents and $289.1 million of availability under our Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of June 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $165.6 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under the Credit Agreement and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of period	$160,833	$134,134
Net cash provided by operating activities	2,272	31,701
Net cash used in investing activities	(14,383)	(19,829)
Net cash provided by (used in) financing activities	65,865	(22,329)
Foreign currency effect on cash and cash equivalents	(1,414)	4,620
Cash and cash equivalents at end of period	$213,173	$128,297

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $2.3 million during the six months ended June 30, 2026 primarily reflecting net income of $8.6 million, $40.3 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property and equipment, provisions for inventory and other non-cash items, including unrealized foreign currency (gain) loss, $16.2 million related to changes in accounts payable, and $8.3 million related to changes in net other assets and liabilities, partially offset by $58.1 million related to changes in accounts receivable, net, $8.6 million for non-cash deferred income taxes, and $4.4 million related to changes in inventory.

Cash Flows From Investing Activities

Net cash used in investing activities was $14.4 million during the six months ended June 30, 2026, primarily reflecting purchases of property and equipment of $14.2 million and investments in technology companies of $0.2 million.

Cash Flows From Financing Activities

Net cash provided by financing activities was $65.9 million during the six months ended June 30, 2026, reflecting the borrowing of debt of $142.0 million partially offset by $71.1 million of debt repayments, $2.7 million paid for financing new loans and $2.3 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt, in thousands, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	4.76%	$260,000	4.95%	$189,000
Finance leases	10.55%	13,258	3.34%	73
Total debt		273,258		189,073
Less: current maturities		(868)		(73)
Long-term debt, less current maturities		$272,390		$189,000

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit note (the “Revolving Credit Facility”) under its Third Amended and Restated Credit Agreement with a consortium of lenders and Bank of America, N.A. as administrative agent (as amended by the Second Amendment described below, the “Credit Agreement”). The Credit Agreement was entered into on June 29, 2026 and amends and restates in its entirety the Second Amended and Restated Credit Agreement dated June 10, 2022, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Credit Agreement has a maximum borrowing capacity of $550 million and matures on June 29, 2031. The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default.

As of June 30, 2026, the Company was in compliance with the terms of the Credit Agreement.

Modine Transaction

In connection with the Merger Agreement, Gentherm, SpinCo and a financial institution executed a 364-day bridge loan facility commitment letter, pursuant to which such financial institution committed to provide the Bridge Facility and the Backstop Commitment.

On February 24, 2026, the Company amended its credit agreement to permit the Modine Transaction, which terminated the Backstop Commitment. On June 29, 2026, SpinCo replaced the Bridge Facility with permanent financing by entering into a credit agreement, providing for a delayed-draw term loan facility with aggregate commitments of up to $250.0 million (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility are expected to be funded on the closing date of the Modine Transaction and used to fund the SpinCo Cash Distribution and to pay certain other amounts required under the Merger Agreement. If the Modine Transaction is consummated, any indebtedness incurred by SpinCo will become indebtedness of a wholly owned subsidiary of the Company.

Material Cash Requirements

In February 2026, we committed to a restructuring plan to realign our operating model and organizational structure to deliver on key financial and operational priorities. We expect to incur cash restructuring costs of between $9.0 million and $9.5 million for employee separation costs.

In July 2025, we committed to a restructuring plan to further optimize our manufacturing footprint by realigning our global manufacturing capacity. We expect to incur cash restructuring costs of between $3 million and $4 million for employee separation and retention costs and $1 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1 million and $2 million.

In February 2025, we committed to a restructuring plan to further optimize our manufacturing footprint by realigning our manufacturing capacity in Europe. We expect to incur cash restructuring costs of between $4 million and $6 million for employee separation and retention costs and between $2 million and $3 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1 million and $2 million.

See Note 3, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information regarding these plans.

Except as described above and the requirements for the Modine Transaction and the acquisition of IME described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, there have been no material changes in our cash requirements since December 31, 2025, the end of fiscal year 2025. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our material cash requirements.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended June 30, 2026. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates, changes in interest rates and price fluctuations of certain material commodities. Market risks for changes in interest rates relate primarily to the Company's debt obligations under the Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, acquisitions denominated in foreign currencies, intercompany investments and include exposures to the Euro, Mexican Peso, Hungarian Forint, North Macedonian Denar, Ukrainian Hryvnia, Japanese Yen, Chinese Renminbi, Korean Won, Czech Koruna, Vietnamese Dong and Moroccan Dirham.

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

The Company’s designated hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts that can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated condensed balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings in the consolidated condensed statements of income on the same line as the hedged item. Cash flows associated with derivatives are reported in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of June 30, 2026 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. Dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2026	2027	2028	2029	2030	2031	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$—	$—	$260,000	$260,000	$260,000
Variable interest rate as of June 30, 2026						4.76%	4.76%

Based on the amounts outstanding as of June 30, 2026, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $2.6 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2026	2027	2028	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$32,546	$63,435	$7,756	$103,737	$(351)
Average contract rate	17.51	17.97	18.37	17.86

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	June 30, 2026		December 31, 2025
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$9,398	$11,486	$3,328	$4,327

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Second Quarter 2026

During the three and six months ended June 30, 2026, the Company did not repurchase any shares.

In July 2026, the Board terminated the 2024 Stock Repurchase Program and authorized the 2026 Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its issued and outstanding Common Stock over a three-year period, expiring July 27, 2029. At the time of termination, the 2024 Stock Repurchase Program had $110.1 million of share repurchase authorization remaining.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2026, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
10.1**	First Amendment to Gentherm Incorporated 2023 Equity Incentive Plan		8-K		10.1	5/19/26
10.2*	Third Amended and Restated Credit Agreement, dated as of June 29, 2026, by and among Gentherm Incorporated, Gentherm (Texas), Inc., Gentherm Medical, LLC, Gentherm GmbH and Gentherm Präzision SE, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer		8-K		10.1	7/2/26
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1***	Section 906 Certification – CEO	X
32.2***	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	X

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

Date: July 23, 2026

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 23, 2026