Form 10-Q
period 2026-09-30
Gentherm Inc
filed 2026-10-22
CIK 903129

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of October 16, 2026, there were 52,504,512 issued and outstanding shares of Common Stock of the registrant.

GENTHERM INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$252,098	$160,833
Accounts receivable, net	326,217	281,083
Inventory:
Raw materials	127,403	128,314
Work in process	44,437	35,429
Finished goods	91,647	88,959
Inventory, net	263,487	252,702
Other current assets	85,678	82,332
Total current assets	927,480	776,950
Property and equipment, net	263,561	270,614
Goodwill	122,258	108,918
Other intangible assets, net	63,858	52,796
Operating lease right-of-use assets	48,674	56,524
Deferred income tax assets	93,853	93,552
Other non-current assets	42,615	37,075
Total assets	$1,562,299	$1,396,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298,183	$260,487
Current lease liabilities	7,846	9,646
Current maturities of long-term debt	912	73
Other current liabilities	144,999	134,104
Total current liabilities	451,940	404,310
Long-term debt, less current maturities	319,531	189,000
Non-current lease liabilities	42,469	48,105
Pension benefit obligation	3,281	3,748
Other non-current liabilities	23,760	30,943
Total liabilities	$840,981	$676,106
Shareholders’ Equity:
Common Stock:
No par value; 110,000,000 shares authorized 30,710,902 and 30,526,231 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13,442	5,611
Paid-in capital	1,590	1,590
Accumulated other comprehensive loss	(13,848)	(964)
Accumulated earnings	720,134	714,086
Total shareholders’ equity	721,318	720,323
Total liabilities and shareholders’ equity	$1,562,299	$1,396,429

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues	$405,102	$386,870	$1,214,974	$1,115,814
Cost of sales	310,798	291,722	927,016	844,439
Gross margin	94,304	95,148	287,958	271,375
Operating expenses:
Net research and development expenses	23,465	24,429	71,480	71,203
Selling, general and administrative expenses	51,638	42,875	162,648	122,440
Restructuring expenses, net	4,838	3,986	17,493	10,608
Loss on sale of land and building, net	—	—	—	2,196
Total operating expenses	79,941	71,290	251,621	206,447
Operating income	14,363	23,858	36,337	64,928
Interest expense, net	(3,832)	(3,313)	(9,755)	(10,911)
Foreign currency gain (loss)	193	339	(1,104)	(27,391)
Other income (loss)	116	—	300	(1,124)
Earnings before income tax	10,840	20,884	25,778	25,502
Income tax expense	13,430	5,935	19,730	10,204
Net (loss) income	$(2,590)	$14,949	$6,048	$15,298
Basic (loss) earnings per share	$(0.08)	$0.49	$0.20	$0.50
Diluted (loss) earnings per share	$(0.08)	$0.49	$0.19	$0.50
Weighted average number of shares – basic	30,672	30,480	30,613	30,619
Weighted average number of shares – diluted	30,672	30,748	31,078	30,802

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(2,590)	$14,949	$6,048	$15,298
Other comprehensive (loss) income:
Pension benefit obligations, net of tax	12	15	38	43
Foreign currency translation adjustments	(125)	(687)	(8,107)	79,364
Unrealized (loss) gain on cash flow hedge derivatives, net of tax	(1,830)	25	(4,815)	7,144
Other comprehensive (loss) income, net of tax	(1,943)	(647)	(12,884)	86,551
Comprehensive (loss) income	$(4,533)	$14,302	$(6,836)	$101,849

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$6,048	$15,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,201	39,478
Deferred income taxes	(9,548)	(12,836)
Stock based compensation	10,371	10,573
Loss on disposition of property and equipment	121	2,671
Provisions for inventory	4,086	5,234
Other non-cash items, including unrealized foreign currency (gain) loss	(1,018)	30,957
Changes in assets and liabilities:
Accounts receivable, net	(43,474)	(20,543)
Inventory	(22,133)	(20,136)
Other assets	(1,403)	(22,325)
Accounts payable	43,305	33,514
Other liabilities	5,451	25,935
Net cash provided by operating activities	36,007	87,820
Investing Activities:
Purchases of property and equipment	(22,558)	(33,378)
Proceeds from the sale of property and equipment	83	3,770
Acquisition of business, net of cash acquired	(34,152)	—
Cost of technology investments	(121)	(915)
Proceeds from deferred purchase price of factored receivables	—	744
Net cash used in investing activities	(56,748)	(29,779)
Financing Activities:
Borrowings on debt	204,000	72,000
Repayments of debt	(85,887)	(103,112)
Cash paid for financing new loans	(2,761)	—
Taxes withheld and paid on employees' stock based compensation	(2,540)	(1,306)
Cash paid for the repurchase of Common Stock	—	(10,015)
Net cash provided by (used in) financing activities	112,812	(42,433)
Foreign currency effect	(806)	4,508
Net increase in cash and cash equivalents	91,265	20,116
Cash and cash equivalents at beginning of period	160,833	134,134
Cash and cash equivalents at end of period	$252,098	$154,250
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,059	$9,835
Non-Cash Investing Activities:
Period-end balance of accounts payable for property and equipment	$3,794	$2,959

See accompanying notes to the consolidated condensed financial statements.

GENTHERM INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2025	30,526	$5,611	$1,590	$(964)	$714,086	$720,323
Net income	—	—	—	—	4,218	4,218
Other comprehensive loss	—	—	—	(8,924)	—	(8,924)
Stock based compensation, net	141	853	—	—	—	853
Balance at March 31, 2026	30,667	$6,464	$1,590	$(9,888)	$718,304	$716,470
Net income	—	—	—	—	4,420	4,420
Other comprehensive loss	—	—	—	(2,017)	—	(2,017)
Stock based compensation, net	38	4,245	—	—	—	4,245
Balance at June 30, 2026	30,705	$10,709	$1,590	$(11,905)	$722,724	$723,118
Net loss	—	—	—	—	(2,590)	(2,590)
Other comprehensive loss	—	—	—	(1,943)	—	(1,943)
Stock based compensation, net	6	2,733	—	—	—	2,733
Balance at September 30, 2026	30,711	$13,442	$1,590	$(13,848)	$720,134	$721,318

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	30,789	$2,049	$4,290	$(85,193)	$695,801	$616,947
Net loss	—	—	—	—	(128)	(128)
Other comprehensive income	—	—	—	28,312	—	28,312
Stock based compensation, net	70	1,397	—	—	—	1,397
Balance at March 31, 2025	30,859	$3,446	$4,290	$(56,881)	$695,673	$646,528
Net income	—	—	—	—	477	477
Other comprehensive income	—	—	—	58,886	—	58,886
Stock based compensation, net	43	3,869	—	—	—	3,869
Stock repurchase	(382)	(7,315)	(2,700)	—	—	(10,015)
Balance at June 30, 2025	30,520	$—	$1,590	$2,005	$696,150	$699,745
Net income	—	—	—	—	14,949	14,949
Other comprehensive loss	—	—	—	(647)	—	(647)
Stock based compensation, net	5	3,901	—	—	—	3,901
Balance at September 30, 2025	30,525	$3,901	$1,590	$1,358	$711,099	$717,948

See accompanying notes to the consolidated condensed financial statements.

Note 1 – Overview

Gentherm Incorporated, a Michigan corporation, and its consolidated subsidiaries (“Gentherm”, “we”, “us”, “our” or the “Company”) is a global leader of innovative thermal and precision flow management technologies. Our automotive products include Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and Climate and Comfort Electronics. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world.

On October 1, 2026, Gentherm completed its previously announced combination of the Performance Technologies business (“Performance Technologies”) of Modine Manufacturing Co., a Wisconsin corporation (“Modine”), with Gentherm. Refer to Note 3 “Acquisitions” for details.

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

As of September 30, 2026 and December 31, 2025, total capitalized payments to customers were $21,537 and $18,168, respectively.

During the three and nine months ended September 30, 2026, the Company recognized $704 and $1,679 as reductions of revenue due to amortization and write-off of previously capitalized payments. During the three and nine months ended September 30, 2025, the Company recognized $202 and $1,246 as reductions of revenue due to amortization and write-off of previously capitalized payments.

The Company had no other material contract assets or contract liabilities as of September 30, 2026.

Loss on Sale of Land and Building, net

In January 2025, we completed the sale of our former headquarters building in Northville, Michigan for cash proceeds of $3,740. As a result, the Company recognized a loss on sale of $2,311 during the nine months ended September 30, 2025.

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

Note 3 – Acquisitions

Modine Transaction

On October 1, 2026 (the “Closing Date”), the Company completed its previously announced combination of Performance Technologies with the Company (the “Modine Transaction”). The Modine Transaction was structured as a Reverse Morris Trust transaction, where a wholly owned subsidiary of Modine (“SpinCo”), owning Performance Technologies, was spun off to Modine shareholders (the “Distribution”) and immediately thereafter merged with a wholly owned subsidiary of the Company, with SpinCo as the surviving entity becoming a wholly owned subsidiary of the Company (the “Merger”). The Company issued 23,735,961 shares of the Company’s common stock, no par value (“Common Stock” or “Gentherm Common Stock”) to the Modine shareholders of record as of close of business on September 28, 2026 (the “Record Date”, and such holders of Modine common stock as of the Record Date, the “Record Date Modine Shareholders”). Upon completion of the Modine Transaction, the Record Date Modine Shareholders owned approximately 43.62% of the outstanding shares of Gentherm Common Stock (without taking into account any overlapping shareholder ownership), and continuing Gentherm shareholders owned approximately 56.38% of the outstanding shares of Gentherm Common Stock (without taking into account any overlapping shareholder ownership). The preliminary estimate of purchase consideration is approximately $800,000, subject to customary closing adjustments.

Prior to the Distribution and the Merger, SpinCo made a cash distribution to Modine of $155,991 (the “SpinCo Cash Distribution”). In connection with the Modine Transaction, the Company also declared a special cash dividend (the “Cash Dividend”) in an aggregate amount equal to $63,500, or $2.07 per share of Gentherm Common Stock. The Cash Dividend was paid in cash on October 7, 2026, to Gentherm shareholders of record as of the close of business on September 28, 2026.

On June 29, 2026, SpinCo entered into a credit agreement, providing for a senior secured delayed-draw term loan facility with aggregate commitments of up to $250,000 (the "DDTL Facility"). On the Closing Date, SpinCo borrowed $250,000 of term loans under the DDTL Facility (the “Term Loans”), the proceeds of which were used by SpinCo on the Closing Date to pay the SpinCo Cash Distribution and other amounts required at closing, such as the estimated net working capital adjustment. Remaining proceeds will be used for general corporate purposes. Upon completion of the Modine Transaction, this represents indebtedness of a wholly owned subsidiary of the Company. The obligations under the DDTL Facility are unconditionally guaranteed by Gentherm and certain of Gentherm’s wholly-owned domestic subsidiaries, subject to customary exceptions, and are secured by substantially all of the assets of SpinCo, Gentherm and the other guarantors, subject to customary exceptions. The Term Loans amortize in equal quarterly installments of 0.625% for the first eight quarters and 1.250% for each quarter thereafter until maturity. The remaining balance becomes due on June 29, 2031.

Due to the proximity of the Closing Date with the date of filing of this report, the initial accounting for the Modine Transaction is not yet completed. As a result, it is not practicable to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed, or to provide other related disclosures. The accounting impact of the Modine Transaction will be included in the consolidated financial statements beginning in the Company's fourth quarter of 2026.

During the three and nine months ended September 30, 2026, the Company incurred $6,344 and $33,396, respectively, of costs related to the Modine Transaction. Such fees are recorded in Selling, general and administrative expenses.

Innovative Medical Equipment, LLC

On July 1, 2026, the Company acquired all of the membership interests in Innovative Medical Equipment, LLC (“IME”), a provider of the ThermaZone® thermal therapy device. ThermaZone is a non-opioid thermal therapy solution designed to support pain management and recovery through controlled hot-and-cold therapy. The total consideration was $34,652, which is comprised of cash payments, net of cash acquired, and contingent consideration with a fair value of $500.

The acquisition was accounted for as a business combination within our Medical segment, with the purchase price allocated on a preliminary basis using information available as of September 30, 2026, which primarily resulted in the recognition of other intangible assets of $15,900 and goodwill of $15,610. The estimated fair value of the other intangible assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to the Company’s expected future economic benefits from the enhanced access to high-growth markets including private label opportunities through IME’s ThermaZone technology. The goodwill is expected to be deductible for tax purposes.

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented, and as a result no pro forma financial statements are presented herein.

Note 4 – Restructuring

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

2026 Global Production Plan

In August 2026, the Company committed to a global restructuring plan to implement a standard organizational structure in all production sites (“2026 Global Production Plan”). The 2026 Global Production Plan is expected to result in structural cost reductions impacting the Company’s global workforce.

The Company expects to incur cash restructuring costs of between $3,000 and $3,500 for employee separation costs. The actions under the 2026 Global Production Plan are expected to be substantially completed by the end of 2026.

During the three and nine months ended September 30, 2026, the Company recognized restructuring expense of $2,122 for employee separation costs.

2026 Organizational Realignment Plan

In February 2026, the Company committed to a restructuring plan to realign its operating model and organizational structure to deliver on its key financial and operational priorities (“2026 Organizational Realignment Plan”). The 2026 Organizational Realignment Plan is expected to result in structural cost reductions impacting the Company’s global salaried workforce.

The Company expects to incur cash restructuring costs of between $9,000 and $9,500 for employee separation costs. The actions under the 2026 Organizational Realignment Plan are expected to be substantially completed by the end of 2026.

During the three and nine months ended September 30, 2026, the Company recognized restructuring expense of $17 and $9,030, respectively, for employee separation costs.

2025 Manufacturing Footprint Plan

In July 2025, the Company committed to a restructuring plan to further optimize the Company’s manufacturing footprint by realigning its global manufacturing capacity (“2025 Manufacturing Footprint Plan”). As a result, the Company will relocate certain manufacturing activities between existing locations.

The Company expects to incur cash restructuring costs of between $3,000 and $4,000 for employee separation and retention costs and $1,000 of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1,000 and $2,000.

During the three and nine months ended September 30, 2026, the Company recognized restructuring expense of $0. During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $2,190, for employee separation costs.

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

During the three and nine months ended September 30, 2026, the Company recognized restructuring expense of $274 and $984, respectively, for employee separation costs and $420 and $1,459, respectively, for other costs. During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $413 and $3,186, respectively, for employee separation costs and $480 and $813, respectively, for other costs.

Since the inception of this program, the Company has recorded $7,225 of restructuring expenses. The remaining actions under the 2025 EMEA Plan are expected to be substantially completed by the end of 2026.

2025 Asia Plan

In February 2025, the Company committed to a restructuring plan to further optimize the Company’s manufacturing footprint by realigning its manufacturing capacity in Asia (“2025 Asia Plan”). As a result, the Company relocated certain manufacturing activities from its facility in Shanghai, China to its facility in Tianjin, China.

During the three and nine months ended September 30, 2026, the Company recognized restructuring expense of $0 and $69, respectively, for employee separation costs and $0 and $327, respectively, for other costs. During the three and nine months ended September 30, 2025, the Company recognized restructuring expense of $125 and $2,077, respectively, for employee separation costs and $273 and $390, respectively, for other costs.

Since the inception of this program, the Company has recorded $3,492 of restructuring expenses. The actions under the 2025 Asia Plan are substantially complete.

Other Restructuring Actions

The Company has undertaken several discrete restructuring actions in an effort to optimize its cost structure.

During the three and nine months ended September 30, 2026, the Company recognized $10 and $68, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce. During the three and nine months ended September 30, 2025, the Company recognized $(2) and $1,214, for employee separation costs related to structural cost reductions impacting the Company’s global salaried workforce.

During the three and nine months ended September 30, 2026, the Company’s Automotive segment recognized $1,995 and $3,434, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations. During the three and nine months ended September 30, 2025, the Company’s Automotive segment recognized $0 and $(262), respectively, for employee separation costs and $507 and $1,000, respectively, for other costs, primarily related to the relocation of certain manufacturing to best cost locations.

Restructuring Expenses, Net By Reporting Segment

The following table summarizes restructuring expenses, net for the three and nine months ended September 30, 2026 and 2025 by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Automotive	$4,782	$3,972	$16,481	$10,410
Medical	3	14	329	170
Corporate	53	—	683	28
Total	$4,838	$3,986	$17,493	$10,608

Restructuring Liability

Restructuring liabilities are classified as other current liabilities in the consolidated condensed balance sheets. The following table summarizes restructuring activity for all restructuring initiatives for the nine months ended September 30, 2026:

	Employee Separation Costs	Other Related Costs, Net	Total
Balance at December 31, 2025	$6,928	$—	$6,928
Additions, charged to restructuring expenses, net	5,537	1,163	6,700
Cash payments	(991)	(1,163)	(2,154)
Change in estimate	(9)	—	(9)
Currency translation	(117)	—	(117)
Balance at March 31, 2026	$11,348	$—	$11,348
Additions, charged to restructuring expenses, net	4,339	1,642	5,981
Cash payments	(2,822)	(1,642)	(4,464)
Change in estimate	(17)	—	(17)
Currency translation	(78)	—	(78)
Balance at June 30, 2026	$12,770	$—	$12,770
Additions, charged to restructuring expenses, net	2,423	2,415	4,838
Cash payments	(3,836)	(1,516)	(5,352)
Non-cash utilization	—	(646)	(646)
Currency translation	(39)	(29)	(68)
Balance at September 30, 2026	$11,318	$224	$11,542

Note 5 – Details of Certain Balance Sheet Components

	September 30, 2026	December 31, 2025
Other current assets:
Billable tooling	$26,054	$23,553
Notes receivable	16,486	13,490
Income tax and other tax receivable	15,237	23,826
Prepaid expenses	12,254	9,214
Short-term derivative financial instruments	905	4,521
Other	14,742	7,728
Total other current assets	$85,678	$82,332
Other current liabilities:
Accrued employee liabilities	$52,137	$49,924
Liabilities from discounts and rebates	25,204	22,391
Income tax and other taxes payable	21,160	31,172
Accrued warranty	15,936	7,805
Restructuring	11,542	6,928
Short-term derivative financial instruments	3,275	775
Merger and acquisition liabilities	1,877	5,254
Other	13,868	9,855
Total other current liabilities	$144,999	$134,104

Note 6 – Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2026 were as follows:

	Automotive	Medical	Total
Balance as of December 31, 2025	$81,031	$27,887	$108,918
Acquisition of IME	—	15,610	15,610
Currency translation	(2,550)	280	(2,270)
Balance as of September 30, 2026	$78,481	$43,777	$122,258

The accumulated impairment losses of goodwill for Automotive and Medical were $0 and $19,509, respectively, as of September 30, 2026.

Other Intangible Assets

Other intangible assets and accumulated amortization balances as of September 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$130,196	$(82,594)	$(6,185)	$41,417
Technology	50,501	(36,793)	(27)	13,681
Product development costs	19,095	(18,932)	(71)	92
Trade names	1,600	(21)	—	1,579
Software development	1,007	(554)	—	453
Indefinite-lived:
Trade names	7,166	—	(530)	6,636
Balance as of September 30, 2026	$209,565	$(138,894)	$(6,813)	$63,858

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived:
Customer relationships	$121,316	$(81,785)	$(6,185)	$33,346
Technology	48,478	(36,238)	(27)	12,213
Product development costs	19,943	(19,774)	(71)	98
Software development	1,007	(403)	—	604
Indefinite-lived:
Trade names	7,065	—	(530)	6,535
Balance as of December 31, 2025	$197,809	$(138,200)	$(6,813)	$52,796

In connection with the acquisition of IME, the Company recorded Customer relationships of $11,000, Technology of $3,300 and Trade names of $1,600. These definite-lived assets are being amortized using the straight-line method over their estimated useful lives of approximately 15 years, 8 years and 19 years, respectively.

Note 7 – Debt

The following table summarizes the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.13%	$307,000	4.95%	$189,000
Finance leases	10.55%	13,443	3.34%	73
Total debt		320,443		189,073
Less: current maturities		(912)		(73)
Long-term debt, less current maturities		$319,531		$189,000

Credit Agreement

On June 29, 2026, the Company entered into a Third Amended and Restated Credit Agreement (amending and restating in its entirety the Second Amended and Restated Credit Agreement, dated as of June 10, 2022, as amended) described below (the “Credit Agreement”) with a consortium of lenders and Bank of America, N.A., as administrative agent (the “Agent”). The amendment, among other things, extended the maturity date to June 29, 2031.

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

Under the Credit Agreement, all obligations are unconditionally guaranteed by certain of the Company’s subsidiaries and a security interest is granted in substantially all of the personal property of the Company and its U.S. subsidiaries designated as borrowers or guarantors, including the stock and membership interests of specified subsidiaries. The Credit Agreement contains covenants that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default.

As of September 30, 2026, the Company was in compliance with the terms of the Credit Agreement.

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

Based upon consolidated EBITDA for the trailing four fiscal quarters calculated for purposes of the Consolidated Net Leverage Ratio, $242,141 remained available for additional borrowings as of September 30, 2026.

The Company had $4,218 and $3,574 of outstanding letters of credit and other guarantees issued as of September 30, 2026 and December 31, 2025, respectively.

In connection with the Third Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $2,761, which have been capitalized and will be amortized into interest expense over the term of the Revolving Credit Facility. In addition, unamortized deferred debt issuance costs of $75 were written-off and recognized in Interest expense, net during the nine months ended September 30, 2026.

The scheduled maturities of our debt as of September 30, 2026 were as follows:

	Revolving Credit Facility	Finance Leases*	Total
2026	$—	$338	$338
2027	—	1,397	1,397
2028	—	1,465	1,465
2029	—	1,536	1,536
2030	—	1,611	1,611
2031 or later	307,000	21,987	328,987
Total	$307,000	$28,334	$335,334

*Inclusive of imputed interest of finance leases.

Note 8 – Commitments and Contingencies

Legal and Other Contingencies

The Company is subject to various legal actions and claims in the ordinary course of its business, which may include those arising out of breach of contracts, intellectual property rights, environmental matters, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters outstanding as of September 30, 2026 will not have a material adverse effect on its results of operations or financial position. Product liability and warranty reserves are recorded separately from legal reserves.

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

On February 14, 2024, the National Highway Traffic Safety Administration announced that Volkswagen Group of America, Inc. (“VW”) is recalling 261,257 vehicles from model years 2015-2020 to remedy an alleged problem with a suction jet pump seal inside the fuel tank system. VW informed Gentherm of its plan to conduct the recall on April 3, 2024. The suction jet pump is a product originally designed and manufactured by Alfmeier, the business Gentherm acquired in August 2022. The Company has not accepted any financial responsibility for the recall and is pursuing discussions with VW to advance its position and resolve this matter. No litigation has been threatened or filed as of the date of this report. If the Company is obligated to indemnify VW for the direct and indirect costs associated with the recall, such costs could be material. The Company's insurance policies are not expected to apply to this recall as the production period for the affected parts is outside of the insurance coverage period. The Company’s purchase agreement of Alfmeier includes indemnification provisions under which the Company believes it would have a claim against the sellers that would cover a portion of the potential costs. Given the uncertainty that exists concerning the resolution of this matter, as of the date of this report, the Company cannot reasonably estimate the amount and timing of possible costs that may be incurred by the Company.

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

The following is a reconciliation of the changes in accrued warranty costs:

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$7,805	$3,507
Warranty claims paid	(6,561)	(6,227)
Warranty expense for products shipped during the current period	7,004	8,345
Adjustments to warranty estimates from prior periods	7,838	2,121
Adjustments due to currency translation	(150)	161
Balance at the end of the period	$15,936	$7,907

Note 9 – (Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares of the Common Stock, outstanding during the period. The Company’s diluted (loss) earnings per share give effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the diluted (loss) earnings per share, the treasury stock method is used in determining the number of shares assumed to be issued from the exercise of Common Stock equivalents.

The following table illustrates (loss) earnings per share and the weighted average shares outstanding used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(2,590)	$14,949	$6,048	$15,298

Basic weighted average shares of Common Stock outstanding	30,671,855	30,479,846	30,613,282	30,618,564
Dilutive effect of restricted stock, restricted stock units and performance stock units	—	268,043	464,240	183,129
Diluted weighted average shares of Common Stock outstanding	30,671,855	30,747,889	31,077,522	30,801,693

Basic (loss) earnings per share	$(0.08)	$0.49	$0.20	$0.50
Diluted (loss) earnings per share	$(0.08)	$0.49	$0.19	$0.50

Securities excluded from the calculation of diluted loss per share were approximately 556,475 for the three months ended September 30, 2026, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities for the nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

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

Information related to the recurring fair value measurement of derivative financial instruments in the consolidated condensed balance sheet as of September 30, 2026 is as follows:

			Asset Derivatives		Liability Derivatives
	Fair Value Hierarchy	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net Assets/ (Liabilities)
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Level 2	$127,103	Other current assets	$—	Other current liabilities	$3,275	$(3,275)
Interest rate contracts	Level 2	$100,000	Other current assets	$905	Other current liabilities	$—	$905

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

Information relating to the effect of derivative instruments on the consolidated condensed statements of (loss) income and the consolidated condensed statements of comprehensive (loss) income is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location (Income/(Loss))	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedges
Foreign currency derivatives	Cost of sales	$282	$2,086	$6,469	$273
	Other comprehensive (loss) income, net of tax	(2,924)	91	(7,797)	9,844
Total foreign currency derivatives		$(2,642)	$2,177	$(1,328)	$10,117

Interest rate contracts	Interest expense, net	$(7)	$156	$(32)	$156
	Other comprehensive (loss) income, net of tax	588	(58)	1,680	(757)
Total interest rate derivatives		$581	$98	$1,648	$(601)

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense, net	$—	$(104)	$—	$(719)
Total interest rate derivatives		$—	$(104)	$—	$(719)

The Company did not incur any hedge ineffectiveness during the three and nine months ended September 30, 2026 and 2025.

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

Items Measured at Fair Value on a Recurring Basis

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term. The Company had no other material financial assets and liabilities that were carried at fair value at September 30, 2026 and December 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a non-recurring basis. During the nine months ended September 30, 2025, there was a decrease in the fair value of an equity investment of $1,294 due to observable transactions (Level 2), which was recorded in other income (loss). As of September 30, 2026, and December 31, 2025, there were no other significant assets or liabilities measured at fair value on a non-recurring basis.

Items Not Carried at Fair Value

The Company uses an income valuation technique to measure the fair values of its debt instruments by converting amounts of future cash flows to a single present value amount using rates based on current market expectations (Level 2 inputs). As of September 30, 2026, and December 31, 2025, the carrying values of the indebtedness under the Credit Agreement were not materially different than the estimated fair values because the interest rates on variable rate debt approximated rates currently available to the Company (see Note 7, “Debt”).

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

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other contractual restrictions and other considerations, including certain conditions intended to preserve the intended tax treatment of the Modine Transaction.

During the three and nine months ended September 30, 2026, the Company did not repurchase any shares. During the three and nine months ended September 30, 2025, the Company repurchased $0 and $10,015, respectively, under the 2024 Stock Repurchase Program with an average price paid per share of $26.24. Stock repurchases are subject to excise tax, subject to specified exclusions and adjustments. Excise tax of $0 and $100, respectively, was charged to Common stock for the three and nine months ended September 30, 2025.

On September 29, 2026, in connection with the Modine Transaction and as approved by Gentherm’s shareholders at a special meeting held on September 10, 2026, the Company amended its Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of Gentherm Common Stock from 55,000,000 shares of Common Stock to 110,000,000 shares of Common Stock. On October 1, 2026, as part of the Modine Transaction, the Company issued 23,735,961 shares of Common Stock to the Record Date Modine Shareholders.

Subsequent to September 30, 2026, the Company repurchased $60,000 under the 2026 Stock Repurchase Program with an average price paid per share of $30.82. The 2026 Stock Repurchase Program has $340,000 of repurchase authorization remaining as of the date of this report.

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss

Reclassification adjustments and other activities impacting accumulated other comprehensive loss during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at June 30, 2026	$(1,695)	$(10,096)	$(114)		$(11,905)
Other comprehensive loss before reclassifications	—	(125)	(2,061)		(2,186)
Income tax effect of other comprehensive loss before reclassifications	—	—	447		447
Amounts reclassified from accumulated other comprehensive loss into net loss	17	—	(275)	[a]	(258)
Income taxes reclassified into net loss	(5)	—	59		54
Net current period other comprehensive income (loss)	12	(125)	(1,830)		(1,943)
Balance at September 30, 2026	$(1,683)	$(10,221)	$(1,944)		$(13,848)
(a)
The amounts reclassified from accumulated other comprehensive loss of $(282) and $7 are included in Cost of sales and Interest expense, net, respectively, in the consolidated condensed statements of (loss) income. Refer to Note 10 “Financial Instruments,” for additional information.

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
(a)
The amounts reclassified from accumulated other comprehensive (loss) income of $2,086 and $156 are included in Cost of sales and Interest expense, net, respectively, in the consolidated condensed statements of (loss) income. Refer to Note 10 “Financial Instruments,” for additional information.

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge Derivatives		Total
Balance at December 31, 2025	$(1,721)	$(2,114)	$2,871		$(964)
Other comprehensive (loss) income before reclassifications	—	(8,107)	320		(7,787)
Income tax effect of other comprehensive (loss) income before reclassifications	—	—	(100)		(100)
Amounts reclassified from accumulated other comprehensive (loss) income into net income	52	—	(6,437)	[a]	(6,385)
Income taxes reclassified into net income	(14)	—	1,402		1,388
Net current period other comprehensive income (loss)	38	(8,107)	(4,815)		(12,884)
Balance at September 30, 2026	$(1,683)	$(10,221)	$(1,944)		$(13,848)
(a)
The amounts reclassified from accumulated other comprehensive (loss) income of $(6,469) and $32 are included in Cost of sales and Interest expense, net, respectively, in the consolidated condensed statements of (loss) income. Refer to Note 10 “Financial Instruments,” for additional information.

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
(a)
The amounts reclassified from accumulated other comprehensive (loss) income of $2,220 and $156 are included in Cost of sales and Interest expense, net, respectively, in the consolidated condensed statements of (loss) income. Refer to Note 10 “Financial Instruments,” for additional information.

The Company expects that substantially all of the existing gains and losses related to cash flow derivatives reported in accumulated other comprehensive loss as of September 30, 2026 to be reclassified into earnings during the next twelve months. See Note 10 for additional information about derivative financial instruments and the effects from reclassification to net (loss) income.

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

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2026 and 2025, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$13,430	$5,935	$19,730	$10,204
Earnings before income tax	$10,840	$20,884	$25,778	$25,502
Effective tax rate	123.9%	28.4%	76.5%	40.0%

Total cash paid for income taxes, net of refunds	$13,371	$9,328	$36,412	$22,171

Income tax expense was $13,430 for the three months ended September 30, 2026 on earnings before income tax of $10,840, representing an effective tax rate of 123.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Income tax expense was $19,730 for the nine months ended September 30, 2026 on earnings before income tax of $25,778, representing an effective tax rate of 76.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

The table below presents segment information about the reported product revenues, significant segment expenses, operating income (loss) and depreciation and amortization of the Company for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Revenues
Automotive	$390,597	$374,211	$1,177,578	$1,079,937
Medical	14,505	12,659	37,396	35,877
Total	405,102	386,870	1,214,974	1,115,814

Significant Segment Expenses and Operating Performance
Automotive
Cost of sales	302,288	283,663	905,359	822,314
Net research and development expenses	17,776	18,629	58,495	55,831
Selling, general and administrative expenses	13,331	17,013	50,325	49,546
Restructuring expenses, net	4,782	3,972	16,481	10,410
Loss on sale of land and building, net	—	—	—	2,196
Automotive operating income	52,420	50,934	146,918	139,640

Medical
Cost of sales	8,510	6,691	21,657	18,696
Other operating expenses	7,271	5,982	20,306	17,137
Medical operating (loss) income	(1,276)	(14)	(4,567)	44

Corporate and Other Unallocated Expenses
Corporate and other unallocated expenses	36,781	27,062	106,014	74,756
Total consolidated operating income	$14,363	$23,858	$36,337	$64,928

Other Segment Disclosures
Depreciation and Amortization
Automotive	$12,952	$11,990	$37,483	$35,388
Medical	1,153	849	2,877	2,555
Corporate	1,352	550	3,841	1,535
Total	$15,457	$13,389	$44,201	$39,478

Automotive and Medical segment product revenues by product category for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Climate Control Seats	$215,603	$201,275	$639,656	$592,448
Lumbar and Massage Comfort Solutions	70,923	55,799	205,772	153,642
Climate Control Interiors	51,939	52,638	155,241	147,564
Climate and Comfort Electronics	7,925	8,599	25,831	22,220
Automotive Climate and Comfort Solutions	346,390	318,311	1,026,500	915,874
Valve Systems	21,596	24,487	73,271	72,803
Other Automotive	22,611	31,413	77,807	91,260
Subtotal Automotive segment	390,597	374,211	1,177,578	1,079,937
Medical segment	14,505	12,659	37,396	35,877
Total Company	$405,102	$386,870	$1,214,974	$1,115,814

Revenue (based on shipment destination) by geographic area for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$141,377	$139,991	$407,717	$391,662
China	74,787	63,679	225,547	167,214
Germany	32,543	30,300	99,553	86,038
Czech Republic	20,706	21,437	66,106	66,113
South Korea	20,594	20,422	61,421	68,288
Mexico	21,672	18,272	59,020	51,704
Slovakia	13,939	12,828	45,493	41,121
Japan	14,135	12,027	38,580	35,805
United Kingdom	8,878	6,387	30,091	25,538
Netherlands	7,102	6,724	18,992	21,937
Other	49,369	54,803	162,454	160,394
Total Non-U.S.	263,725	246,879	807,257	724,152
Total Company	$405,102	$386,870	$1,214,974	$1,115,814

Property and equipment, net, for each of the geographic areas in which the Company operates as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Property and equipment, net
Mexico	$49,986	$50,506
China	44,344	47,414
Germany	40,966	50,761
United States	38,099	40,361
Vietnam	30,732	19,110
North Macedonia	27,057	29,375
Hungary	8,831	8,617
Czech Republic	8,409	10,513
Morocco	5,228	4,436
Ukraine	5,207	5,467
Other	4,702	4,054
Total	$263,561	$270,614

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as: the expected light vehicle production in the Company’s key markets; the impact of macroeconomic and geopolitical conditions, the components of and our execution of our strategic plan, product and technology development and various restructuring plans; our operating performance; long-term consumer and technological trends in the automotive industry and our related market opportunity for our existing and new products and technologies; the competitive landscape; the impact of global tax reform legislation and other regulatory matters; the sufficiency of our cash balances and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs; capital allocation strategies; our ability to finance sufficient working capital; and significant matters related to the recently closed Modine Transaction, including the expected benefits thereof, the tax consequences thereof and the combined company’s plans, objectives, expectations and intentions, including integration activities. Reference is made in particular to forward-looking statements included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements included in this Quarterly Report on Form 10-Q (the “Report”) are made as of the date hereof or as of the date specified herein and are based on management’s reasonable expectations and beliefs. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, third-party information and projections from sources that management believes to be reputable, as well as other factors we consider appropriate under the circumstances. Such statements are subject to a number of assumptions, risks, uncertainties and other factors, which are set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports filed with the Securities and Exchange Commission, and which could cause actual results to differ materially from that described in the forward-looking statements.

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

Overview

Gentherm Incorporated is a global leader of innovative thermal and precision flow management technologies. Our automotive products include Climate Control Seats (CCS®), Climate Control Interiors (CCI™), Lumbar and Massage Comfort Solutions, Valve Systems, and Climate and Comfort Electronics. We operate in locations aligned with our major customers’ product strategies to provide locally enhanced design, integration and production capabilities. Our medical products include patient temperature management systems that can be found in hospitals throughout the world.

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

Modine Transaction

On October 1, 2026 (the “Closing Date”), the Company completed its previously announced combination of the Performance Technologies business (“Performance Technologies”) of Modine Manufacturing Co., a Wisconsin corporation (“Modine”), with the Company (the “Modine Transaction”). The Modine Transaction was structured as a Reverse Morris Trust transaction, where a wholly owned subsidiary of Modine (“SpinCo”), owning Performance Technologies, was spun off to Modine shareholders (the “Distribution”) and immediately thereafter merged with a wholly owned subsidiary of the Company, with SpinCo as the surviving entity becoming a wholly owned subsidiary of the Company (the “Merger”). The Company issued 23,735,961 shares of the Company’s common stock, no par value (“Common Stock” or “Gentherm Common Stock”) to the Modine shareholders of record as of close of business on September 28, 2026 (the “Record Date”, and such holders of Modine common stock as of the Record Date, the “Record Date Modine Shareholders”). Upon completion of the Modine Transaction, the Record Date Modine Shareholders owned approximately 43.62% of the outstanding shares of Gentherm Common Stock (without taking into account any overlapping shareholder ownership), and continuing Gentherm shareholders owned approximately 56.38% of the outstanding shares of Gentherm Common Stock (without taking into account any overlapping shareholder ownership). The preliminary estimate of purchase consideration is approximately $800.0 million, subject to customary closing adjustments.

Prior to the Distribution and the Merger, SpinCo made a cash distribution to Modine of $156.0 million (the “SpinCo Cash Distribution”). In connection with the Modine Transaction, the Company also declared a special cash dividend (the “Cash Dividend”) in an aggregate amount equal to $63.5 million, or $2.07 per share of Gentherm Common Stock. The Cash Dividend was paid in cash on October 7, 2026, to Gentherm shareholders of record as of the close of business on September 28, 2026.

On June 29, 2026, SpinCo entered into a credit agreement, providing for a senior secured delayed-draw term loan facility with aggregate commitments of up to $250.0 million (the "DDTL Facility"). On the Closing Date, SpinCo borrowed $250.0 million of term loans under the DDTL Facility (the “Term Loans”), the proceeds of which were used by SpinCo on the Closing Date to pay the SpinCo Cash Distribution and other amounts required at closing, such as the estimated net working capital adjustment. Remaining proceeds will be used for general corporate purposes. Upon completion of the Modine Transaction, this represents indebtedness of a wholly owned subsidiary of the Company. The Term Loans amortize in equal quarterly installments of 0.625% for the first eight quarters and 1.250% for each quarter thereafter until maturity. The remaining balance becomes due on June 29, 2031.

During the three and nine months ended September 30, 2026, the Company incurred $6.3 million and $33.4 million, respectively, of costs related to the Modine Transaction. Such fees are recorded in Selling, general and administrative expenses.

Innovative Medical Equipment, LLC

On July 1, 2026, the Company acquired all of the membership interests in Innovative Medical Equipment, LLC (“IME”), a provider of the ThermaZone® thermal therapy device. ThermaZone is a non-opioid thermal therapy solution designed to support pain management and recovery through controlled hot-and-cold therapy. The total consideration was $34.7 million, which is comprised of cash payments, net of cash acquired, and contingent consideration with a fair value of $0.5 million. The acquisition was accounted for as a business combination within our Medical segment.

Recent Trends

Tariffs and Global Trade Environment

Since March 2025, the U.S. government has periodically announced additional significant tariffs on various goods imported to the U.S. and other countries have periodically announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by us. There has been significant uncertainty resulting from the implementation, termination and/or conditional pause of these additional tariffs. In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). During the nine months ended September 30, 2026, we submitted claims for refunds of IEEPA tariffs previously paid. Refunds received through September 30, 2026 were not material. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time we cannot reasonably estimate the total financial impact of this ruling. Further, it is reasonably possible that new or additional tariffs will be periodically announced in the future given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Our business model of manufacturing by regions for the regions limits the global impact of certain trade restrictions and tariffs. Further, the majority of our supply components are not currently subject to the additional tariffs or are compliant with exceptions, and we believe that we can generally mitigate the direct impact of any such tariffs currently in effect by directly or indirectly passing the additional costs through to customers. We are taking and will continue to take additional actions to mitigate any direct and indirect impacts.

For the nine months ended September 30, 2026, the additional tariffs did not have a material impact on our results of operations, financial position, and cash flows.

Global Conditions

The global automotive light vehicle industry is impacted by a number of factors, including global and regional economic conditions. At times in recent years, the global economy has experienced significant volatility, inflationary pressures and supply chain disruptions, which have a widespread adverse effect on the global automotive industry. These macroeconomic conditions have resulted in fluctuating demand and production disruptions, facility closures, labor shortages, work stoppages, and increased prices of inputs to our products. Rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. We continue to employ measures to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies, where possible, and commercial negotiations with our customers. However, we have been unable to fully mitigate or pass through the increases in our operating costs, which may continue in the future.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Therefore, fluctuations in foreign currency exchange rates can create volatility in the results of operations and may adversely affect our financial condition.

We have a global manufacturing footprint that enables us to serve our customers in the regions they operate and shift production between regions to remain competitive. There have been various ongoing geopolitical conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East and heightened tensions in the Red Sea and in the South China Sea. These conflicts have interrupted ocean freight shipping and could have a substantial adverse effect on our financial results. Further, it is reasonably possible that certain political pressures, such as changes to international trade agreements, increases in tariffs, import quotas or other trade restrictions or actions, including export controls and other retaliatory responses to such actions, could continue to affect the operations of our suppliers and OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. See “—Tariffs and Global Trade Environment” for further information on the impact of tariffs and the global trade environment. We, like other manufacturers, have a high proportion of fixed structural costs, and therefore relatively small changes in industry vehicle production can have a substantial effect on our financial results.

Light Vehicle Production Volumes

Our Automotive segment sales are driven by the number of light vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive light vehicles, our content per vehicle, and other factors that may limit or otherwise impact production by us, our supply chain and our customers. According to the forecasting firm S&P Global Mobility (October 2026 release), global light vehicle production in the three and nine months ended September 30, 2026, in the Company’s key markets of North America, Europe, China, Japan and South Korea, as compared to the three and nine months ended September 30, 2025, are shown below (in millions of units):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
North America	3.8	4.0	(4.7)%	11.5	11.7	(1.8)%
Europe	3.9	3.9	0.9%	12.9	12.7	1.3%
Greater China	7.9	8.4	(5.9)%	22.0	23.3	(5.5)%
Japan / South Korea	2.9	2.9	(1.1)%	9.1	9.0	0.9%
Total light vehicle production volume in key markets	18.5	19.1	(3.5)%	55.5	56.7	(2.2)%

The S&P Global Mobility (October 2026 release) forecasted light vehicle production volume in the Company’s key markets for full year 2026 to decrease to 75.4 million units, a 2.7% decrease from full year 2025 light vehicle production volumes. Forecasted light vehicle production volumes are a component of the data we use in forecasting future business. However, these forecasts generally are updated monthly, and future forecasts have been and may continue to be significantly different from period to period due to changes in macroeconomic and geopolitical conditions or matters specific to the automotive industry. Further, due to differences in regional product mix at our manufacturing facilities, as well as material production schedules from our customers for our products on specific vehicle programs, our future forecasted results do not directly correlate with the global and/or regional light vehicle production forecasts of S&P Global Mobility or other third-party sources.

New Business Awards

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. During the third quarter of 2026, we secured automotive new business awards totaling $555 million. Automotive new business awards represent the aggregate projected lifetime revenue of new awards provided by our customers to Gentherm in the applicable period, with the value based on the price and volume projections received from each customer as of the award date. Although automotive new business awards are not firm customer orders, we believe that automotive new business awards are an indicator of future revenue. Automotive new business awards are not projections of revenue or future business as of September 30, 2026, the date of this Report or any other date. Customer projections regularly change over time, and we do not update our calculation of any automotive new business award after the date initially communicated. Automotive new business awards in the third quarter of 2026 also do not reflect, in particular, the impact of macroeconomic and geopolitical challenges on future business. Revenues resulting from automotive new business awards also are subject to additional risks and uncertainties that are included in this Report or incorporated by reference in “Forward-Looking Statements”.

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

Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other contractual restrictions and other considerations, including certain conditions intended to preserve the intended tax treatment of the Modine Transaction.

During the three and nine months ended September 30, 2026, the Company did not repurchase any shares.

Subsequent to September 30, 2026, the Company repurchased $60.0 million under the 2026 Stock Repurchase Program with an average price paid per share of $30.82. The 2026 Stock Repurchase Program has $340.0 million of repurchase authorization remaining as of the date of this report.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended September 30, 2026 and 2025, in thousands, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Product revenues	$405,102	$386,870	$18,232	$1,214,974	$1,115,814	$99,160
Cost of sales	310,798	291,722	(19,076)	927,016	844,439	(82,577)
Gross margin	94,304	95,148	(844)	287,958	271,375	16,583
Operating expenses:
Net research and development expenses	23,465	24,429	964	71,480	71,203	(277)
Selling, general and administrative expenses	51,638	42,875	(8,763)	162,648	122,440	(40,208)
Restructuring expenses, net	4,838	3,986	(852)	17,493	10,608	(6,885)
Loss on sale of land and building, net	—	—	—	—	2,196	2,196
Total operating expenses	79,941	71,290	(8,651)	251,621	206,447	(45,174)
Operating income	14,363	23,858	(9,495)	36,337	64,928	(28,591)
Interest expense, net	(3,832)	(3,313)	(519)	(9,755)	(10,911)	1,156
Foreign currency gain (loss)	193	339	(146)	(1,104)	(27,391)	26,287
Other income (loss)	116	—	116	300	(1,124)	1,424
Earnings before income tax	10,840	20,884	(10,044)	25,778	25,502	276
Income tax expense	13,430	5,935	(7,495)	19,730	10,204	(9,526)
Net (loss) income	$(2,590)	$14,949	$(17,539)	$6,048	$15,298	$(9,250)

Product revenues by product category, in thousands, for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Climate Control Seats	$215,603	$201,275	$14,328	7.1%	$639,656	$592,448	$47,208	8.0%
Lumbar and Massage Comfort Solutions	70,923	55,799	15,124	27.1%	205,772	153,642	52,130	33.9%
Climate Control Interiors	51,939	52,638	(699)	(1.3)%	155,241	147,564	7,677	5.2%
Climate and Comfort Electronics	7,925	8,599	(674)	(7.8)%	25,831	22,220	3,611	16.3%
Automotive Climate and Comfort Solutions	346,390	318,311	28,079	8.8%	1,026,500	915,874	110,626	12.1%
Valve Systems	21,596	24,487	(2,891)	(11.8)%	73,271	72,803	468	0.6%
Other Automotive	22,611	31,413	(8,802)	(28.0)%	77,807	91,260	(13,453)	(14.7)%
Subtotal Automotive segment	390,597	374,211	16,386	4.4%	1,177,578	1,079,937	97,641	9.0%
Medical segment	14,505	12,659	1,846	14.6%	37,396	35,877	1,519	4.2%
Total Company	$405,102	$386,870	$18,232	4.7%	$1,214,974	$1,115,814	$99,160	8.9%

Product Revenues

Below is a summary of our product revenues, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$405,102	$386,870	$18,232	$18,946	$1,025	$(1,739)	$18,232

Product revenues for the three months ended September 30, 2026 increased 4.7% as compared to the three months ended September 30, 2025. The increase in product revenues is due to favorable automotive volumes, favorable pricing and favorable foreign currency impacts primarily attributable to the Chinese Renminbi, partially offset by unfavorable currency impacts primarily attributable to the Euro and the Korean Won.

Below is a summary of our product revenues, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	FX	Pricing / Other	Total
Product revenues	$1,214,974	$1,115,814	$99,160	$86,405	$20,617	$(7,862)	$99,160

Product revenues for the nine months ended September 30, 2026 increased 8.9% as compared to the nine months ended September 30, 2025. The increase in product revenues is due to favorable automotive volumes and favorable foreign currency impacts primarily attributable to the Euro and the Chinese Renminbi, partially offset by unfavorable pricing and unfavorable currency impacts primarily attributable to the Korean Won.

Cost of Sales

Below is a summary of our cost of sales and gross margin, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$310,798	$291,722	$(19,076)	$(12,641)	$4,501	$(5,919)	$(5,017)	$(19,076)
Gross margin	94,304	95,148	(844)	6,305	4,501	(4,894)	(6,756)	(844)
Gross margin - Percentage of product revenues	23.3%	24.6%

Cost of sales for the three months ended September 30, 2026 increased 6.5% as compared to the three months ended September 30, 2025. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Chinese Renminbi and the Mexican Peso and higher freight and labor costs, partially offset by net material purchasing savings.

Below is a summary of our cost of sales and gross margin, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable / (Unfavorable)	Automotive Volume	Operational Performance	FX	Other	Total
Cost of sales	$927,016	$844,439	$(82,577)	$(62,660)	$20,341	$(21,512)	$(18,746)	$(82,577)
Gross margin	287,958	271,375	16,583	23,745	20,341	(895)	(26,608)	16,583
Gross margin - Percentage of product revenues	23.7%	24.3%

Cost of sales for the nine months ended September 30, 2026 increased 9.8% as compared to the nine months ended September 30, 2025. The increase in cost of sales is primarily due to higher automotive volumes, unfavorable foreign currency impacts primarily attributable to the Mexican Peso, Euro, Chinese Renminbi and the Czech Koruna, specific-cause warranty provisions related to products shipped in prior periods and higher labor costs, partially offset by net material purchasing savings.

Net Research and Development Expenses

Below is a summary of our net research and development expenses, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Research and development expenses	$31,517	$31,008	$(509)
Reimbursed research and development expenses	(8,052)	(6,579)	1,473
Net research and development expenses	$23,465	$24,429	$964
Percentage of product revenues	5.8%	6.3%

Net research and development expenses for the three months ended September 30, 2026 decreased 3.9% as compared to the three months ended September 30, 2025. The decrease in net research and development expenses is primarily related to higher customer reimbursements.

Below is a summary of our net research and development expenses, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Research and development expenses	$91,930	$90,116	$(1,814)
Reimbursed research and development expenses	(20,450)	(18,913)	1,537
Net research and development expenses	$71,480	$71,203	$(277)
Percentage of product revenues	5.9%	6.4%

Net research and development expenses for the nine months ended September 30, 2026 increased 0.4% as compared to the nine months ended September 30, 2025. The increase in net research and development expenses is primarily related to unfavorable foreign currency impacts primarily attributable to the Euro, Chinese Renminbi and the Mexican Peso.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Selling, general and administrative expenses	$51,638	$42,875	$(8,763)
Percentage of product revenues	12.7%	11.1%

Selling, general and administrative expenses for the three months ended September 30, 2026 increased 20.4% as compared to the three months ended September 30, 2025. Merger and acquisition expenses, primarily related to the Modine Transaction, were $6.5 million for the three months ended September 30, 2026. The remaining increase in Selling, general and administrative expenses is primarily related to higher expenses for rent and information technology and unfavorable foreign currency impacts primarily attributable to the Mexican Peso and the Chinese Renminbi.

Below is a summary of our selling, general and administrative expenses, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Selling, general and administrative expenses	$162,648	$122,440	$(40,208)
Percentage of product revenues	13.4%	11.0%

Selling, general and administrative expenses for the nine months ended September 30, 2026 increased 32.8% as compared to the nine months ended September 30, 2025. Merger and acquisition expenses, primarily related to the Modine Transaction, were $34.2 million for the nine months ended September 30, 2026. The remaining increase in Selling, general and administrative expenses is primarily related to higher expenses for rent and information technology and unfavorable foreign currency impacts primarily attributable to the Mexican Peso, Euro and the Chinese Renminbi.

Restructuring Expenses, net

Below is a summary of our restructuring expenses, net, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Restructuring expenses, net	$4,838	$3,986	$(852)

During the three months ended September 30, 2026, the Company recognized expenses of $2.4 million for employee separation costs and $2.4 million for other costs.

During the three months ended September 30, 2025, the Company recognized expenses of $2.7 million for employee separation costs and $1.3 million for other costs.

Below is a summary of our restructuring expenses, net, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Restructuring expenses, net	$17,493	$10,608	$(6,885)

During the nine months ended September 30, 2026, the Company recognized expenses of $12.3 million for employee separation costs and $5.2 million for other costs.

During the nine months ended September 30, 2025, the Company recognized expenses of $8.4 million for employee separation costs and $2.2 million for other costs.

See Note 4, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information.

Loss on Sale of Land and Building, net

Below is a summary of our loss on sale of land and building, net, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Loss on sale of land and building, net	$—	$2,196	$2,196

Loss on sale of land and building, net for the nine months ended September 30, 2025 is primarily related to the sale of our former headquarters building in Northville, Michigan in January 2025.

Interest Expense, net

Below is a summary of our interest expense, net, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Interest expense, net	$(3,832)	$(3,313)	$(519)

Interest expense, net for the three months ended September 30, 2026 increased 15.7% as compared to the three months ended September 30, 2025. The increase in interest expense, net is primarily related to a higher average outstanding balance on the Revolving Credit Facility during the three-month period.

Below is a summary of our interest expense, net, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Interest expense, net	$(9,755)	$(10,911)	$1,156

Interest expense, net for the nine months ended September 30, 2026 decreased 10.6% as compared to the nine months ended September 30, 2025. The decrease in interest expense, net is primarily related to a lower interest rate on the Revolving Credit Facility during the nine-month period and the impact of a change in fair value of interest rate swap in the prior year period, partially offset by a higher average outstanding balance on the Revolving Credit Facility during the three-months ended September 30, 2026.

Foreign Currency Gain (Loss)

Below is a summary of our foreign currency gain, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Foreign currency gain	$193	$339	$(146)

Foreign currency gain for the three months ended September 30, 2026 included net realized foreign currency gain of $0.9 million and net unrealized foreign currency loss of $0.7 million.

Foreign currency gain for the three months ended September 30, 2025 included net realized foreign currency gain of $2.2 million and net unrealized foreign currency loss of $1.9 million.

Below is a summary of our foreign currency loss, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Foreign currency loss	$(1,104)	$(27,391)	$26,287

Foreign currency loss for the nine months ended September 30, 2026 included net realized foreign currency loss of $0.2 million and net unrealized foreign currency loss of $0.9 million.

Foreign currency loss for the nine months ended September 30, 2025 included net realized foreign currency gain of $3.0 million and net unrealized foreign currency loss of $30.4 million. The unrealized foreign currency loss is primarily related to a non-current intercompany U.S. dollar receivable at one of our foreign subsidiaries, which was settled in 2025.

Other Income (Loss)

Below is a summary of our other income, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Other income	$116	$—	$116

Other income for the three months ended September 30, 2026 increased as compared to other income for the three months ended September 30, 2025, due to income from an equity investment.

Below is a summary of our other income (loss), in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Other income (loss)	$300	$(1,124)	$1,424

Other income for the nine months ended September 30, 2026 increased as compared to other loss for the nine months ended September 30, 2025, primarily due to higher income from an equity investment in the current year period and a fair value adjustment of an equity investment in the prior year period.

Income Tax Expense

Below is a summary of our income tax expense, in thousands, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$13,430	$5,935	$(7,495)

Income tax expense was $13.4 million for the three months ended September 30, 2026 on earnings before income tax of $10.8 million, representing an effective tax rate of 123.9%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Below is a summary of our income tax expense, in thousands, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$19,730	$10,204	$(9,526)

Income tax expense was $19.7 million for the nine months ended September 30, 2026 on earnings before income tax of $25.8 million, representing an effective tax rate of 76.5%. The effective tax rate differed from the U.S. Federal statutory rate of 21.0% primarily due to the impact of income taxes on foreign earnings taxed at rates varying from the U.S. Federal statutory rate and the unfavorable impact of transactions costs incurred in connection with the Modine Transaction.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our Credit Agreement (defined below). Our cash requirements consist principally of working capital, capital expenditures, research and development, lease payments, income tax payments and general corporate purposes. We generally reinvest available cash flows from operations into our business, while opportunistically utilizing our authorized stock repurchase program. Further, we continuously evaluate acquisition and investment opportunities that will enhance our business strategies.

As of September 30, 2026, the Company had $252.1 million of cash and cash equivalents and $242.1 million of availability under our Credit Agreement. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current shareholders.

We continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and the terms of the Credit Agreement. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Gentherm Incorporated. As of September 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $230.7 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

We currently believe that our cash and cash equivalents, borrowings available under the Credit Agreement and cash flows from operations will be adequate to meet anticipated cash requirements for at least the next twelve months and the foreseeable future.

Cash and Cash Flows

The following table represents our cash and cash equivalents, in thousands:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at beginning of period	$160,833	$134,134
Net cash provided by operating activities	36,007	87,820
Net cash used in investing activities	(56,748)	(29,779)
Net cash provided by (used in) financing activities	112,812	(42,433)
Foreign currency effect on cash and cash equivalents	(806)	4,508
Cash and cash equivalents at end of period	$252,098	$154,250

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $36.0 million during the nine months ended September 30, 2026 primarily reflecting net income of $6.0 million, $58.8 million for non-cash charges for depreciation, amortization, stock based compensation, loss on disposition of property and equipment and provisions for inventory, $43.3 million related to changes in accounts payable, and $4.0 million related to changes in net other assets and liabilities, partially offset by $43.5 million related to changes in accounts receivable, net, $22.1 million related to changes in inventory, $9.5 million for non-cash deferred income taxes and $1.0 million for other non-cash items, including unrealized foreign currency (gain) loss.

Cash Flows From Investing Activities

Net cash used in investing activities was $56.7 million during the nine months ended September 30, 2026, primarily reflecting payments for the IME acquisition of $34.2 million and purchases of property and equipment of $22.6 million.

Cash Flows From Financing Activities

Net cash provided by financing activities was $112.8 million during the nine months ended September 30, 2026, reflecting the borrowing of debt of $204.0 million partially offset by $85.9 million of debt repayments, $2.8 million paid for financing new loans and $2.5 million paid for employee taxes related to the net settlement of restricted stock units that vested during the year.

Debt

The following table summarizes the Company’s debt, in thousands, as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Interest Rate	Principal Balance	Interest Rate	Principal Balance
Revolving Credit Facility (U.S. Dollar denominations)	5.13%	$307,000	4.95%	$189,000
Finance leases	10.55%	13,443	3.34%	73
Total debt		320,443		189,073
Less: current maturities		(912)		(73)
Long-term debt, less current maturities		$319,531		$189,000

Credit Agreement

Gentherm, together with certain of its subsidiaries, maintain a revolving credit facility (the “Revolving Credit Facility”) under its Third Amended and Restated Credit Agreement with a consortium of lenders and Bank of America, N.A. as administrative agent (the “Credit Agreement”). The Credit Agreement was entered into on June 29, 2026 and amends and restates in its entirety the Second Amended and Restated Credit Agreement dated June 10, 2022, by and among Gentherm, certain of its direct and indirect subsidiaries, the lenders party thereto and the Agent. The Credit Agreement has a maximum borrowing capacity of $550 million and matures on June 29, 2031. The Credit Agreement contains covenants, that, among other things, (i) prohibit or limit the ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, enter into certain types of transactions with affiliates, prepay other indebtedness, sell assets or enter into certain other transactions outside the ordinary course of business, and (ii) require that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio (based on consolidated EBITDA for the applicable trailing four fiscal quarters) as of the end of any fiscal quarter. The Credit Agreement also contains customary events of default.

As of September 30, 2026, the Company was in compliance with the terms of the Credit Agreement.

Modine Transaction

In connection with the Modine Transaction, the Company declared a special cash dividend (the “Cash Dividend”) in an aggregate amount equal to $63.5 million. The Cash Dividend was paid in cash on October 7, 2026.

On June 29, 2026, SpinCo entered into the DDTL Facility. On the Closing Date, SpinCo borrowed $250.0 million of Term Loans under the DDTL Facility (the “Term Loans”), the proceeds of which were used by SpinCo on the Closing Date to pay the SpinCo Cash Distribution, to pay certain other amounts required and for general corporate purposes.

The obligations under the DDTL Facility are unconditionally guaranteed by Gentherm and certain of Gentherm’s wholly-owned domestic subsidiaries, subject to customary exceptions, and are secured by substantially all of the assets of SpinCo, Gentherm and the other guarantors, subject to customary exceptions.

The Term Loans bear interest, at SpinCo’s option, at either (i) term SOFR plus a margin in a range of 1.125% to 2.000% per annum (based on the Consolidated Net Leverage Ratio of Gentherm and its subsidiaries from time to time) or (ii) the base rate plus a margin in a range of 0.125% to 1.000% per annum (based on the Consolidated Net Leverage Ratio of Gentherm and its subsidiaries from time to time). SpinCo also paid a ticking fee with respect to the DDTL Facility that accrued during the period from June 29, 2026 to the Funding Date at a rate equal to 0.175% per annum on the unfunded commitments thereunder.

The DDTL Facility contains customary affirmative and negative covenants and requires that Gentherm maintain a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Net Leverage Ratio. The DDTL Facility additionally contains customary events of default.

Material Cash Requirements

The Company has committed to various ongoing restructuring plans, under which we expect to incur cash restructuring costs of between $1.0 million and $5.5 million for employee separation costs and retention costs and up to $1.5 million of other transition costs primarily for machinery and equipment move and set up costs. Additionally, we expect to incur capital expenditures of between $1.0 million and $2.0 million.

See Note 4, “Restructuring,” to the consolidated condensed financial statements included in this Report for additional information regarding these plans.

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

Effects of Inflation

The Company has historically been subject to inflationary pressures with respect to materials and labor. At times in recent years, the Company has experienced significant volatility in the costs of certain materials and components, labor and transportation. Rising costs of materials, labor, equipment and other inputs used to manufacture and sell our products, including freight and logistics costs, have adversely impacted, and may in the future adversely impact, operating costs and operating results. The impact of tariffs and geopolitical conflicts could add to these inflationary pressures. Although the Company has developed and implemented strategies to mitigate the impact of higher material component costs and transportation costs through sourcing and manufacturing efficiencies where possible, these strategies together with commercial negotiations with Gentherm's customers and suppliers have not fully offset to date and may not fully offset our future cost increases. Such inflationary cost increase may increase the cash required to fund our operations by a material amount.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For discussion of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies or critical accounting estimates during the three months ended September 30, 2026. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

Information related to the fair values of all derivative instruments in the consolidated condensed balance sheet as of September 30, 2026 is set forth in Note 10, “Financial Instruments” in the consolidated condensed financial statements included in this Report.

Interest Rate Sensitivity

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for each of the Company’s debt obligations, excluding finance leases. The information is presented in U.S. Dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2026	2027	2028	2029	2030	2031	Total	Fair Value
Liabilities
Long-Term Debt:
Variable rate	$—	$—	$—	$—	$—	$307,000	$307,000	$307,000
Variable interest rate as of September 30, 2026						5.13%	5.13%

Based on the amounts outstanding as of September 30, 2026, a hypothetical 100 basis point change (increase or decrease) in interest rates would impact annual interest expense by $3.1 million. To hedge the Company's exposure to interest payment fluctuations on a portion of these borrowings, we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $100.0 million.

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

	Expected Maturity or Transaction Date
Anticipated Transactions and Related Derivatives	2026	2027	2028	Total	Fair Value
USD Functional Currency
Exchange Agreements:
(Receive MXN / Pay USD)
Total contract amount	$24,318	$79,484	$23,301	$127,103	$(3,275)
Average contract rate	17.58	17.93	18.35	17.94

The table below presents the potential gain and loss in fair value for the foreign currency derivative contracts from a hypothetical 10% change in quoted currency exchange rates.

	September 30, 2026		December 31, 2025
Exchange Rate Sensitivity	Potential loss in fair value	Potential gain in fair value	Potential loss in fair value	Potential gain in fair value
Exchange Agreement:(Receive MXN / Pay USD)	$11,248	$13,747	$3,328	$4,327

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

The acquisition of IME became effective on July 1, 2026. We are currently integrating policies, processes and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plan. We will exclude the acquired operations of IME from our assessment of Gentherm’s internal control over financial reporting for the year ended December 31, 2026 as permissible under rules and regulations of the Securities and Exchange Commission.

Except as described above with regard to the acquisition and integration of IME, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of business, however there was no material pending litigation to which we are a party and no material legal proceeding was terminated, settled or otherwise resolved during the three months ended September 30, 2026.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company is not aware of any additional material risks or uncertainties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities During Third Quarter 2026

During the three and nine months ended September 30, 2026, the Company did not repurchase any shares. As of September 30, 2026, the 2026 Stock Repurchase Program had $400.0 million of share repurchase authorization remaining.

ITEM 5. OTHER INFORMATION

Trading Plans – Directors and Section 16 Officers

During the three months ended September 30, 2026, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits to this Report are as follows:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.2	3/5/18
3.2	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Gentherm Incorporated		8-K		3.1	10/1/26
3.3	Amended and Restated Bylaws of Gentherm Incorporated		8-K		3.1	5/26/16
31.1	Section 302 Certification – CEO	X
31.2	Section 302 Certification – CFO	X
32.1*	Section 906 Certification – CEO	X
32.2*	Section 906 Certification – CFO	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	X

* Documents are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Gentherm Incorporated

/s/ William Presley
William Presley
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2026

/s/ Jonathan Douyard
Jonathan Douyard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 22, 2026